Form 10-Q
period 1999-09-30
NETCENTIVES INC
filed 1999-11-24
CIK 1081404

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________
                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________ to _________

                        Commission file number: 0-27253

                            ______________________



                               NETCENTIVES INC.
            (Exact name of Registrant as specified in its charter)

          Delaware                                93-1213291
          (State or other jurisdiction            (I.R.S. Employer
          of incorporation or organization)       Identification Number)
                            ______________________

                               690 Fifth Street
                        San Francisco, California 94107
                                 415-538-1888

                  (Address, including zip code, and telephone
            number, including area code, of Registrant's principal
                              executive offices)

                            ______________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ] No [X]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value per share, as of November 18, 1999 was 32,345,499.

                               NETCENTIVES INC.

                                   FORM 10-Q

                   For the Quarter Ended September 30, 1999


                                     INDEX
                                     -----

PART I         FINANCIAL INFORMATION                                                          PAGE
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 1999
               and December 31, 1998                                                             3

               Condensed Consolidated Statements of Operations for the Three Months
               and Nine Months Ended September 30, 1999 and September 30, 1998                   4

               Condensed Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1999 and 1998                                                 5

               Notes to Condensed Consolidated Financial Statements                              6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                               8

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                       16

PART II        OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                                        16

Item 6.        Exhibits and Reports on Form 8-K                                                 17


SIGNATURE                                                                                       18

                               NETCENTIVES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except share and par value amounts)
                                  (Unaudited)

                                                                                         December 31,        September 30,
                                                                                             1998                 1999
                                                                                         ------------        -------------
ASSETS                                                                                        *
Current Assets:
        Cash and equivalents                                                             $     13,651        $      28,221
        Accounts receivable                                                                       893                1,155
        Prepaid incentive awards                                                                1,600                1,603
        Prepaid expenses                                                                          147                  175
                                                                                         ------------        -------------
             Total current assets                                                              16,291               31,154
        Property and equipment - net                                                            1,858                6,291
        Intangible assets - net                                                                 3,611                2,296
        Deferred offering costs                                                                     -                1,278
        Long term deposits                                                                          -                2,471
        Other assets                                                                              175                  133
                                                                                         ------------        -------------
             Total assets                                                                $     21,935        $      43,623
                                                                                         ============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Bank loan payable                                                                $        100        $           -
        Accounts payable                                                                        1,324                1,613
        Accrued compensation and benefits                                                         667                  956
        Accrued redemption costs                                                                  509                2,023
        Other accrued liabilities                                                               1,198                3,823
        Deferred revenue- product                                                               1,250                4,903
        Deferred revenue- services                                                                656                2,647
        Current portion of long-term obligations                                                  664                  961
                                                                                         ------------        -------------
             Total current liabilities                                                          6,368               16,926
Long-term obligations                                                                           1,233                1,412
Stockholders' Equity:
        Convertible preferred stock, $.001 par value--16,050,000 shares authorized; shares outstanding: 1998, 15,168,652; September 30, 1999,
          20,522,235 (aggregate liquidation preference
          of $28,760 at 1998)                                                                      15                   21
        Common stock, $.001 par value--shares authorized:  1998,
          30,000,000; September 30, 1999, 33,240,000; shares outstanding:
          1998, 4,894,069; September 30, 1999, 5,394,860                                            5                    5
        Paid-in capital                                                                        41,654               80,967
        Deferred stock expenses                                                                (8,433)              (8,963)
        Receivables from sales of stock                                                          (350)                (450)
        Accumulated deficit                                                                   (18,557)             (46,295)
                                                                                         ------------        -------------
              Total stockholders' equity                                                       14,334               25,285
                                                                                         ------------        -------------
              Total liabilities and stockholders' equity                                 $     21,935        $      43,623
                                                                                         ============        =============

* The December 31, 1998 amounts are derived from the Company's audited financial statements.

   See accompanying notes to the condensed consolidated financial statements

                               NETCENTIVES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                            Three Months Ended           Nine Months Ended
                                                                               September 30,                September 30,
                                                                            ------------------           ------------------
                                                                              1998      1999              1998       1999
                                                                            -------   --------           -------  ---------
Revenues:
     Product                                                                $    15   $    464           $    25  $     680
     Program-related services                                                   349        454               466        882
     Technical consulting services                                                -      1,085                 -      3,462
                                                                            -------   --------           -------  ---------
            Total revenues                                                      364      2,003               491      5,024
                                                                            -------   --------           -------  ---------

Costs and expenses:
     Cost of product revenues                                                    14        553                23        738
     Program-related services, marketing and support costs                    1,640      6,167             4,079     15,733
     Cost of technical consulting services revenues                               -        880                 -      2,376
     Research and development                                                   804      1,546             2,205      3,415
     Selling, general and administrative                                        715      2,851             2,034      6,447
     Amortization of deferred stock compensation                                 86        911               117      1,995
     Amortization of supplier stock awards                                      202        610               331      1,554
     Amortization of intangibles                                                  2        449                 6      1,327
                                                                            -------   --------           -------  ---------
             Total costs and expenses                                         3,463     13,967             8,795     33,585
                                                                            -------   --------           -------  ---------

     Loss from operations                                                    (3,099)   (11,964)           (8,304)   (28,561)
                                                                            -------   --------           -------  ---------

     Interest income                                                            121        467               237      1,020
     Interest expense                                                           (39)       (91)              (81)      (197)
                                                                            -------   --------           -------  ---------

     Net loss                                                               $(3,017)  $(11,588)          $(8,148)  $(27,738)
                                                                            =======   ========           =======  =========

     Net loss per share- basic and diluted                                  $ (1.71)  $  (3.12)          $ (5.37)    $(8.16)
                                                                            =======   ========           =======  =========
     Shares used in computing per share amounts - basic
          and diluted                                                         1,760      3,711             1,518      3,401
                                                                            =======   ========           =======  =========

     Pro forma net loss per share on a converted basis-
         basic and diluted                                                  $ (0.21)  $  (0.48)          $ (0.67) $   (1.24)
                                                                            =======   ========           =======  =========

     Shares used in computing pro forma per share amounts
         on a converted basis                                                14,072     24,158            12,093     22,282
                                                                            =======   ========           =======  =========

   See accompanying notes to the condensed consolidated financial statements

                               NETCENTIVES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                    Nine Months Ended
                                                                                            ---------------------------------
                                                                                            September 30,       September 30,
                                                                                                1998                1999
                                                                                            ------------        -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Cash received from customers                                                         $        459        $       9,634
       Cash paid to suppliers and employees                                                       (7,873)             (21,986)
       Cash paid for interest                                                                        (81)                (197)
       Interest received                                                                             237                1,020
                                                                                            ------------        -------------
            Net cash used in operating activities                                                 (7,258)             (11,529)
                                                                                            ------------        -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                          (512)              (5,654)
       Long term deposits                                                                            (47)              (2,472)
                                                                                            ------------        -------------
            Net cash used in investing activities                                                   (559)              (8,126)
                                                                                            ------------        -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Sales of common stock                                                                          19                  169
       Issuance of receivable related to previous issuances of common stock                            -                 (100)
       Sales of preferred stock                                                                   17,231               35,058
       Borrowings on long-term debt                                                                1,140                1,463
       Principal payments on long-term debt                                                         (168)                (987)
       Borrowings on bank loan payable, net                                                         (200)                (100)
       Deferred offering costs                                                                         -               (1,278)
                                                                                            ------------        -------------
            Net cash provided by financing activities                                             18,022               34,225
                                                                                            ------------        -------------

 NET INCREASE IN CASH AND EQUIVALENTS                                                             10,205               14,570
 CASH AND EQUIVALENTS, Beginning of period                                                         6,608               13,651
                                                                                            ------------        -------------
 CASH AND EQUIVALENTS, End of period                                                        $     16,813        $      28,221
                                                                                            ============        =============

   See accompanying notes to the condensed consolidated financial statements

NETCENTIVES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidate financial statements have been prepared from the records of Netcentives Inc. (the "Company") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998. The balance sheet at December 31, 1998, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

Accounting policies followed by the company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim consolidated financial statements. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes hereto, for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1 (No. 333-83443) filed, and declared effective, on October 13, 1999 by the Securities and Exchange Commission.

The results of operations for the three month and nine month periods herein presented are not necessarily indicative of the results to be expected for the full year.

Note 2 - Initial Public Offering

On October 19, 1999, the Company closed its initial public offering, in which it sold 6,000,000 shares of its common stock at a price of $12.00 per share. In addition, on November 9, 1999 the Company sold an additional 335,937 shares under the underwriter's overallotment option. Total net proceeds received from these two sales of stock were approximately $69.1 million. On the closing of the initial public offering, each outstanding share of the Company's convertible preferred stock was converted into one share of common stock.

Note 3 - Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

                                                                      Three Months Ended            Nine Months Ended
                                                                         September 30,                 September 30,
                                                                    ---------------------          --------------------
                                                                      1998          1999            1998          1999
                                                                    -------        ------          ------        ------
Weighted average common shares
  outstanding                                                         3,793         5,262           3,769         5,181
Weighted average common shares
  outstanding subject to repurchase                                  (2,033)       (1,551)         (2,251)       (1,780)
                                                                    -------        ------          ------        ------
Shares used in computation, basic and diluted                         1,760         3,711           1,518         3,401

Weighted average preferred stock outstanding                         12,312        20,447          10,575        18,881
                                                                    -------        ------          ------        ------
Shares used in computing pro forma per share
  amounts on a converted basis                                       14,072        24,158          12,093        22,282
                                                                    =======        ======          ======        ======

Note 4 - Consolidated Statement of Cash Flows Information

A reconciliation of net loss to net cash used in operating activities follows (in thousands):

                                                                                            Nine Months
                                                                                         Ended September 30,
                                                                                  -------------------------------
                                                                                   1998                    1999
                                                                                  -------                --------
Net loss                                                                          $(8,148)               $(27,738)
Reconciliation to net cash used in operating activities:
      Depreciation and amortization                                                   334                   1,235
      Deferred stock compensation expense                                             117                   1,995
      Expenses relating to stock warrants                                             331                   1,554
      Advertising expense arising from barter transactions                            613                     772
      ClickMiles issued for services                                                  267                   2,597
      Changes in operating assets and liabilities:                                                              -
               Accounts receivable                                                    (37)                   (262)
               Prepaid incentive awards                                              (946)                     (3)
               Prepaid expenses                                                        57                     (28)
               Other assets                                                          (189)                  1,357
               Accounts payable                                                      (174)                    289
               Accrued compensation and benefits                                       28                     289
               Accrued redemption costs                                              (110)                 (1,083)
               Other accrued liabilities                                              594                   2,625
               Deferred revenue- product and services                                   5                   4,872
                                                                                  -------                --------
                           Net cash used in operating activities                 $ (7,258)               $(11,529)
                                                                                  =======                ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause Netcentives actual results, performance, or achievements to be materially different from those stated herein. Although management of Netcentives believes the expectations reflected in the forward-looking statements are reasonable; the Company cannot guarantee future results, performance, or achievements. For further information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Risk Factors" sections of Netcentives' Registration Statement on Form S-1 (File Number 333-83443).

Overview

We were incorporated in June 1996. From inception until March 1998, our operations consisted primarily of various start-up activities, such as research and development, personnel recruiting, capital raising and trial sales of our products with initial customers. We launched the ClickRewards program in March 1998 and began recognizing revenue from non-trial program sales in April 1998. In December 1998, we acquired the Panttaja Consulting Group, Inc., a provider of technical consulting services to e-commerce merchants and other businesses. We launched our first Enterprise Incentive Solutions program in January 1999 and our first Custom Loyalty Network in July 1999.

How our Programs Work

We sell rewards currencies to electronic retailers and other Internet sites. Our primary rewards currency is ClickMiles, which we sell to merchants who become part of the ClickRewards Network. These merchants, in turn, award these ClickMiles to consumers as purchase, loyalty and other incentives. ClickMiles are redeemable for, among other things, frequent flyer miles on major airlines at a ratio of one frequent flyer mile for each ClickMile. We have also developed and continue to develop additional loyalty and rewards currencies for large Internet merchants, portals, community sites and other business customers. We sell these custom currencies to our customers, who then distribute them under their own brands. The custom loyalty currencies are redeemable for items specific to the customer for whom the currency has been developed and, in certain cases, are exchangeable for ClickMiles.

Merchants who participate in the ClickRewards Network receive the benefit of our promotion of the ClickRewards brand and network, which includes direct links to the merchants' sites from our ClickRewards web page. We also provide merchants who participate in the ClickRewards Network with a variety of related marketing and promotional services. These services include promotional consulting, direct marketing services to our member base and integration and maintenance of our enabling software. Depending on the specific relationship we have with the merchant, we may either include some of these services in our ClickMiles pricing or we may price them separately. To the extent that services are bundled with ClickMiles, we increase the price of the ClickMiles package to reflect the value of these services.

We offer marketing services similar to our ClickRewards Network to our Custom Loyalty and Enterprise Incentive customers on both a bundled and separately-priced basis. We may separately charge for relationship management services to these customers including promotional consulting, direct marketing services and integration and maintenance of our enabling software.

Under both the ClickRewards Network and the Custom Loyalty Networks, we provide services to members, such as allowing them to manage and track balances as they earn currencies in their personal, online accounts at the designated Web site for that program and redeem the currency for merchandise and other awards. We purchase the relevant awards and either have the merchandise delivered to the consumer through a third-party fulfillment house, or in the case of frequent flyer miles offered through the Clickrewards Network, electronically credit their chosen frequent flyer account. We also provide members with ongoing support to assist them in managing and redeeming their currency.

How We Recognize Revenues

Currency-related revenues; product and program-related services

The revenues we receive from the sale of currencies are made up of two components: product revenues and program-related services revenues. Product revenues reflect the value of the reward our members will ultimately receive upon redemption of the promotion currency. Program-related services revenues reflect the value of services that we perform for custom loyalty clients, merchants and members. As a result, our revenues related to sale of currencies are recognized at various times.

A merchant or custom loyalty client typically purchases currencies from us before awarding them. Upon the sale of our loyalty currencies, we allocate these revenues between the product component, and the program-related services components. The product component of revenues is deferred until the member redeems the currency for his or her selected reward. At the time of redemption, we recognize the product component of revenues and the associated cost of revenue based on the actual cost of the redemption reward. The revenue related to the services component of the currency sale is deferred until the sale of the currency becomes non-refundable, which in the ClickRewards program have historically been upon award of the currency to a consumer by the merchant. Services revenues relating to separately-priced services are recognized when these services are delivered. The remaining portion of services revenues is recognized ratably over the period during which these services are provided. For all ClickMiles sold through September 30, 1999, this service period has been initially calculated for the maximum life of the ClickMile based on its expiration date. To the extent ClickMiles are redeemed prior to expiration, the remaining unamortized amount of deferred services revenues is recognized at the time of redemption.

Currently, ClickRewards merchants buy ClickMiles in advance based on their anticipated needs. Beginning in the third quarter of 1999, new merchants are required to purchase a minimum of 450,000 ClickMiles. On an ongoing basis, each merchant is required to purchase ClickMiles in quantities at least equal to its expected monthly usage and to maintain a minimum balance generally equal to its expected bi-weekly usage. We determine each merchant's expected usage based on past trends and forecasted requirements in active promotions. These ClickMiles are non-refundable and will expire if not awarded by the merchant within a six-month period. The merchant services portion of revenues of any ClickMiles sold under these arrangements is amortized over the maximum period during which the merchant may use the ClickMiles, resulting in a shorter amortization period than has historically been used. The member services component of revenues continues to be amortized over the expected life of the ClickMile. This change did not have a significant impact on revenues in the quarter ended September 30, 1999.

If loyalty currency points expire or are forfeited, we recognize the remaining amount of deferred product and program-related services revenues at the time of expiration or forfeiture. Since we do not have sufficient experience concerning the redemption or forfeiture of currency points, we cannot currently predict in which periods we will recognize these revenues.

We typically sell our loyalty currency products and related services to merchants or custom clients for cash. However, from time to time, in connection with promoting the ClickRewards Network, we also sell ClickMiles to our merchants for non-cash consideration, such as advertising and merchandise. The revenue from the sale of these ClickMiles is accounted for on the same basis as cash sales and the value of the advertising or merchandise is recorded as an expense or a prepaid asset as appropriate. In 1998, approximately $956,000 of advertising expense was recorded under these arrangements, of which 74% was transacted with two merchants. In the nine months ended September 30, 1999, approximately $771,000 of advertising expense was recorded under these arrangements, of which 93% was transacted with three merchants.

We also derive program-related service revenues from advertising and other direct marketing services provided to third parties.

A summary of loyalty currencies activities, deferred revenues-product and non-revenue points awarded by Netcentives is as follows (in thousands):

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,
                                                                -------------------------       ------------------------
                                                                  1998             1999            1998            1999
                                                                -------          --------       --------        --------
Loyalty currencies activities (number of points):
      Beginning balance                                          25,662           153,188          2,130          62,495
      Awarded by merchants                                        4,349            72,441         14,414         140,380
      Redeemed by members                                          (853)          (20,302)        (1,390)        (31,090)
      Sold to merchants not yet awarded, net (1)                  2,149            45,416         16,153          78,958
      Expired (2)                                                (9,900)             (603)        (9,900)           (603)
                                                                -------          --------       --------        --------
      Ending balance                                             21,407           250,140         21,407         250,140
                                                                =======          ========       ========        ========

       In circulation (3)                                        13,257           154,893         13,257         154,893
                                                                =======          ========       ========        ========
Deferred Revenues--Product:
      Beginning balance                                         $   513          $  2,963       $     43        $  1,250
      Awarded by merchants                                           87             1,449            288           2,808
      Redeemed by members                                           (17)             (452)           (27)           (668)
      Sold to merchants not yet awarded, net (1)                     43               955            322           1,525
      Expired (2)                                                  (198)              (12)          (198)            (12)
                                                                =======          ========       ========        ========
      Ending balance                                            $   428          $  4,903       $    428        $  4,903
                                                                =======          ========       ========        ========

Non-revenue points awarded by Netcentives (4):
      Points outstanding at end of period                         8,486           109,351          8,486         109,351
                                                                =======          ========       ========        ========

      Accrued redemption costs                                  $   157          $  2,023       $    157        $  2,023
                                                                =======          ========       ========        ========

________
(1) Merchants are required to purchase points in advance before awarding them to consumers. This represents the buying activity, net of awards to members, of merchants.

(2) Some points purchased by merchants must be awarded within specified periods and cannot be refunded. This represents the number of points which expired unawarded and the amounts recorded as revenue at that time.

(3) In circulation represents that portion of the outstanding loyalty currency points awarded by merchants and still held by members. Upon redemption of these points, Netcentives will recognize the related product revenue component.

(4) In addition to points purchased and awarded by merchants, Netcentives has issued points to its merchants and directly to its members in connection with promotional campaigns and in lieu of cash for other expenses. These points are accounted for as an expense and an accrued obligation at the time of award. This represents the number of points outstanding at the end of each period and the amount of the related liability.

Technical consulting services revenues

We provide systems integration and technical consulting services to a variety of clients, including ClickRewards merchants and Custom Loyalty and Enterprise Incentive customers, to help them deploy our programs. These revenues are recognized as the services are provided.

Results of Operations

Three and Nine Months Ended September 30, 1999 and 1998

Revenues

Revenues increased from $364,000 in the quarter ended September 30, 1998 to $2.0 million in the quarter ended September 30, 1999. Revenues increased from $491,000 for the nine months ended September 30, 1998 to $5.0 million for the nine months ended September 30, 1999. The increases in revenues were primarily a result of increased technical consulting service revenues related to the acquisition of Panttaja Consulting Group in December 1998 and the growth of our ClickRewards Network launched in March 1998. Merchants awarded 14.4 million ClickMiles and 140.4 million ClickMiles in the nine months ended September 30, 1998 and 1999, respectively, which was principally attributable to increases in the number of merchants participating in the ClickRewards Network. Product revenues reflect the redemption of ClickMiles for awards during the year. Program-related service revenues in the quarter and nine months ended September 30, 1998 included $296,000 relating to the expiration of ClickMiles owned by a merchant which were not distributed to consumers as well as $84,000 of consulting services revenues attributable to a non-recurring consulting contract with Visa International.

Cost of Product Revenues

Cost of product revenues represents the actual cost of awards selected by members in exchange for ClickMiles. Cost of product revenues were $14,000 and $553,000 for the quarters ended September 30, 1998 and 1999, respectively. These cost of product revenues represented 93% and 119% of product revenues for the quarters ended September 30, 1998 and 1999, respectively. Cost of product revenues were $23,000 and $738,000 for the nine months ended September 30, 1998 and 1999, respectively. These cost of product revenues represented 92% and 108% of product revenues for the nine months ended September 30, 1998 and 1999, respectively. The increase in cost of product revenues was a result of the increased redemption of ClickMiles by members which was principally related to the increased number of ClickMiles outstanding as well as a special promotion offered in July 1999 during which we offered our members the ability to redeem their outstanding ClickMiles for frequent flyer miles on a two-for-one basis. As a result of this offer, we incurred approximately $138,000 of product costs during the quarter ended September 30, 1999.

Program-Related Services, Marketing and Support Costs

Program-related services, marketing and support costs represents the cost of marketing services provided for the ClickRewards Network, as well as costs incurred to support merchants and members in the Network. These costs consist primarily of compensation and related costs for marketing and sales personnel, advertising and marketing for the ClickRewards Network, merchant account and rewards supplier management, product management activities and ClickMiles issued to acquire new members for the ClickRewards Network. Program-related marketing and support costs increased from $1.6 million in the quarter ended September 30, 1998 to $6.2 million in the quarter ended September 30, 1999. Program-related marketing and support costs increased from $4.1 million in the nine months ended September 30, 1998 to $15.7 million in the nine months ended September 30, 1999. The increase from quarter to quarter was primarily the result of increased marketing and consumer support personnel expenses of $668,000, member acquisition costs of $904,000, and advertising and promotions expenses of $2.3 million associated with the launch of the ClickRewards Network. The increase between the nine month periods was primarily the result of increased marketing and consumer support personnel expenses of $3.0 million, member acquisition costs of $2.6 million, and advertising and promotions expenses of $5.0 million associated with the launch of the ClickRewards Network. We expect to substantially increase our marketing expenditures, particularly those related to acquiring members for the ClickRewards Network, advertising and promoting our brands and products, recruiting additional marketing personnel and managing programs for our Custom Loyalty Networks and Enterprise Incentive Solutions customers.

Cost of Technical Consulting Services Revenues

Cost of technical consulting services consists of the personnel and overhead costs incurred in connection with providing technical consulting services. There were no technical consulting services provided in 1998 and therefore no cost of technical consulting services revenues during that year. Cost of technical consulting services totaled $880,000 and $2.4 million for the quarter and nine months ended September 30, 1999, respectively, and were related to technical consulting services provided by Netcentives Professional Services (formerly the Panttaja Consulting Group).

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development personnel, including independent contractors and consultants, software licensing expenses and allocated operating expenses such as site hosting, Web site production, facilities expenses, and equipment costs. Research and development expenses increased from $804,000 in the quarter ended September 30, 1998 to $1.5 million in the quarter ended September 30, 1999. Research and development expenses increased from $2.2 million in the nine months ended September 30, 1998 to $3.4 million for the nine months ended September 30, 1999. These increases were primarily the result of an increase in expenses for enhancements to the ClickRewards Network, as well as initial development efforts relating to our Custom Loyalty Networks. The largest component of the increases was the growth in compensation and related staff expenses. These expenses increased by $475,000 from the quarter ended September 30, 1998 to the quarter ended September 30, 1999 and the increased by $882,000 between the corresponding nine month periods. We expect to continue to increase substantially research and development spending in absolute dollars as we develop new products and expand our resources to maintain existing products.

The American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Software Developed for Internal Use, which will be effective for Netcentives beginning in 1999. The effects will be to capitalize certain development costs that were previously expensed. The amortization of these costs will be charged to program-related services, marketing and support costs.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses, sales commissions, treasury expenses, accounting and administrative expenses, professional fees, and other selling and corporate expenses. Selling, general and administrative expenses increased from $715,000 in the quarter ended September 30, 1998 to $2.9 million in the quarter ended September 30, 1999. Selling, general and administrative expenses increased from $2.0 million in the nine months ended September 30, 1998 to $6.4 million in the nine months ended September 30, 1999. The increases from period to period were primarily the result of increased sales efforts to enroll merchants into the ClickRewards Network, increased business development efforts for our Custom Loyalty Networks and increased general and administrative personnel. The largest component of these increases was the growth in compensation expense and related staff costs as a result of increased staffing levels. These expenses increased by $2.4 million from the quarter ended September 30, 1998 to the quarter ended September 30, 1999 and by $3.8 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. We expect selling, general and administrative expenses to increase in absolute amounts as we add personnel and incur additional costs related to the anticipated growth of our ClickRewards and Custom Loyalty Networks, our expansion into international markets and our operation as a public company.

Amortization of Deferred Stock Compensation, Supplier Stock Awards and
Intangibles

Amortization of deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants, and the deemed fair market value of our common stock at the time of these grants. This difference is amortized over the vesting period for such grants, which is typically four years. Amortization of deferred stock compensation was $86,000 and $117,000 in the quarter and nine months ended September 30, 1998, respectively, and $911,000 and $2.0 million in the quarter and nine months ended September 30, 1999, respectively. These increases resulted from amortization of deferred stock compensation related to stock options and common stock granted in 1998.

Amortization of supplier stock awards represents the cost of warrants granted to certain airlines and other rewards suppliers in return for exclusivity. Expenses related to contingent stock warrants granted to certain airlines and other partners was $202,000 and $331,000 in the quarter and nine months ended September 30, 1998 as compared to $610,000 and $1.6 million in the quarter and nine months ended September 30, 1999. Because the vesting of these awards is subject to these rewards suppliers maintaining the exclusivity of the arrangement with Netcentives, the valuation of the warrants is not finalized until the vesting date. Accordingly, the amount of the expense recognized for these warrants increased as the value of our stock increased. A substantial number of these warrants had not yet vested as of September 30, 1999. As a result, we expect that the charge relating to supplier stock awards to increase over remaining vesting periods through 2001.

In December 1998, we acquired Panttaja Consulting Group in a transaction that was accounted for as a purchase. The resulting intangibles of $3.5 million recorded in the acquisition will be amortized over two years.

Interest Income, Net

Interest income primarily represents interest earned on short-term investments in highly-liquid debt instruments with a maturity at time of purchase of three months or less. Interest income, net increased from $82,000 for the quarter ended September 30, 1998 to $376,000 for the quarter ended September 30, 1999. The increase was a result of increased interest income from $121,000 for the quarter ended September 30, 1998 to $467,000 for the quarter ended September 30, 1999, relating to increased cash balances, offset in part by an increase in interest expense relating to capital leases and other financing arrangements from $39,000 to $91,000 for the comparable period. Interest income, net increased from $156,000 for the nine months ended September 30, 1998 to $823,000 for the nine months ended September 30, 1999. The increase was a result of increased interest income from $237,000 for the nine months ended September 30, 1998 to $1.0 million for the nine months ended September 30, 1999, relating to increased cash balances, offset in part by an increase in interest expense relating to capital leases and other financing arrangements from $81,000 to $197,000 for the comparable period.

Income Taxes

We have recorded losses since inception, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes for the nine months ended September 30, 1998 and 1999.

Net Loss

Net loss increased from $3.0 million and $8.1 million in the quarter and nine months ended September 30, 1998, respectively, to $11.6 million and $27.7 million during the comparable periods in the current year. The increases in net loss were primarily due to an increase of operating costs and expenses from $3.5 million in the quarter ended September 30, 1998 to $14.0 million in the quarter ended September 30, 1999 and $8.8 million in the nine months ended September 30, 1998 to $33.6 million in the nine months ended September 30, 1999.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the private placement of preferred equity securities, through which we had raised net proceeds of $63.8 million through September 30, 1999. We have also financed our operations through equipment lease financing and bank borrowings. As of September 30, 1999, we had outstanding equipment lease financing and bank borrowings totaling $2.3 million. We have no other available lines of credit or credit available under existing arrangements.

Cash used in operations was $7.3 million and $11.5 million in the nine months ended September 30, 1998 and 1999, respectively. The cash used was primarily the result of our operating losses in these periods. Cash used in operations primarily reflected cash received from customers of $459,000 and $9.6 million in the nine months ended September 30, 1998 and 1999, respectively, offset by cash paid to suppliers and employees of $7.9 million and $22.0 million in the same periods.

We initially defer recording revenue at the time we sell our loyalty currencies, even though we have received cash from our customers for these sales. A significant portion of revenue is not recognized until the currency is redeemed by the consumer. The remaining revenue is recognized on a ratable basis over the periods in which marketing and support services are provided to merchants and members. As a result of this accounting method, the cash received from customers is substantially greater than the amount of revenues reported for these periods. The difference in these amounts is reflected primarily as an increase in the amount of deferred revenues for products and services shown on our condensed consolidated balance sheet. Total deferred revenues increased on a net basis from cash transactions by $5,000 for the nine months ended September 30, 1998 and $4.9 million during the nine months ended September 30, 1999. The growth in deferred revenues in the nine months ended September 30, 1999 was offset in part by an increase in accounts receivable of $262,000.

Cash paid to suppliers and employees was significantly less than costs and expenses reported for these same periods. This resulted from non-cash charges relating to depreciation, the amortization of deferred stock compensation, supplier stock awards and intangible assets arising from the Panttaja Consulting Group acquisition, and the use of ClickMiles in lieu of cash to pay for certain expenses. Non-cash amortization charges totaled $454,000 in the nine months ended September 30, 1998 and $4.9 million in the nine months ended September 30, 1999. The use of ClickMiles in lieu of cash to pay for certain expenses resulted in the deferral of cash payments of $880,000 and $3.4 million during the nine months ended September 30, 1998 and 1999, respectively.

Investments in property and equipment were $512,000 and $5.7 million in the nine months ended September 30, 1998 and 1999, respectively. Cash provided by financing activities was $18.0 million and $34.2 million in the nine months ended September 30, 1998 and 1999, respectively. Cash was provided primarily by sales of preferred stock of $17.2 million and $35.1 million in the nine months ended September 30, 1998 and 1999, respectively.

At September 30, 1999, we had 250 million loyalty currency points outstanding which had been sold to merchants (of which 155 million had been awarded to members and are in circulation). The September 30, 1999 balance sheet includes approximately $4.9 million of deferred revenues relating to the product component of these currencies, which will be recognized as revenue at the time of redemption. Other than barter exchanges, we have already received cash from our merchants relating to these points, which is unrestricted and which we can use for any corporate purpose. In addition, an additional 109 million points were outstanding which had been issued by us to pay for expenses in lieu of cash. As of September 30, 1999, we have an accrued liability of approximately $2.0 million for the estimated cost of redemption of these points. All of these points expire if not redeemed by December 31, 2001. Although we have purchased some frequent flyer miles in advance, most of the funding to pay for the costs associated with these product redemption liabilities must come from available cash resources at the time of redemption. Although these liabilities are reflected as current liabilities in our balance sheet, the timing of the related liability is controlled by the actual redemptions, which could occur in irregular patterns over the next 2 1/4 years until expiration. Because we cannot control the timing of our members' decision to redeem points, should the rate of redemption of points exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

At September 30, 1999, we had cash and equivalents totaling $28.2 million. On October 19, 1999, the Company closed its initial public offering, in which it sold 6,000,000 shares of its common stock at a price of $12.00 per share. In addition, on November 9, 1999 the Company sold an additional 335,937 shares under the underwriters' overallotment option. Total net proceeds received from these two sales of stock were approximately $69.1 million. On the closing of the initial public offering, each outstanding share of the Company's convertible preferred stock was converted into one share of common stock. We anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure needs for at least the next twelve months.

Our future liquidity and capital requirements will depend on numerous factors. For example, our pace of expansion will affect our future capital requirements, as may our decision to acquire or invest in complementary businesses and technologies. Therefore, we may be required to raise additional funds in the future through the issuance of debt or equity securities. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our programs or other services. In addition, we may be unable to take advantage of business opportunities or to respond to competitive pressures. Any of these events could harm our business and financial condition.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

We have defined Year 2000 Compliant as the ability to:

 .    handle correctly date information needed for the December 31, 1999 to
     January 1, 2000 date change;
 .    function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;
 .    respond to two-digit date input where appropriate in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner;
 .    store and provide output of date information if the date elements in interfaces and data storage specify the century in ways that are unambiguous as to century; and
 .    recognize Year 2000 as a leap year.

All software developed by Netcentives utilizes the JavaSoft implementation of date object and calendar classes for expression and manipulation of dates. When dates are saved in persistent storage, the values are either serialized objects or date fields in a relational database; in both cases, the full 4-digit year is maintained. Our products do not perform any kind of truncation of century values or any string operations that jeopardize the integrity of the date values. We have also tested all of the third-party software incorporated in our products to ensure their proper processing of twenty-first century dates. As a result, we believe that all versions of our products including the production systems that manage our promotional networks are Year 2000 Compliant, provided that the underlying operating system of the host machine and any other software used with or on the host machine or our products are also Year 2000 Compliant. Statements published by the providers of this software, hardware and these operating systems indicate that they are or will be Year 2000 Compliant by December 1999. Our internal analysis of this software, hardware and these operating systems indicates that they are all currently Year 2000 Compliant.

We have evaluated the data feeds from each of our rewards suppliers to determine if they are Year 2000 Compliant. Data feeds from approximately 13% of our active rewards suppliers may not be Year 2000 Compliant and we have informed these suppliers of the potential deficiencies we have identified. These suppliers have orally assured us that any such problems have been corrected. We do not have any information regarding the Year 2000 Compliance of the systems of any of our rewards suppliers with which we do not directly interface. To the extent that our rewards suppliers are unable to transmit data to or receive data from Netcentives as a result of their failure to be Year 2000 Compliant, or they inaccurately maintain balances of frequent flyer miles for member accounts, general member dissatisfaction with frequent flyer programs may result and have an adverse effect on our business.

We do not currently have any information concerning the Year 2000 Compliance status of any of our merchant customers. We plan to notify merchants to remind them of the Year 2000 problem and its potential effects on their systems. However, to the extent that our merchants are no longer able to process e-commerce transactions, process them incorrectly, or transmit incorrect data to our systems, our business could be adversely affected. If our current or future merchants fail to achieve Year 2000 Compliance or if they divert technology expenditures, especially technology expenditures that were reserved for promotional products, to address Year 2000 Compliance problems, our business, results of operations, or financial condition could be materially adversely affected.

We have initiated an assessment of our material internal information technology systems and our non-information technology systems. Our material internal information technology systems are primarily comprised of a local area network, telecommunications network, computer hardware, operating systems and applications software. Our material non-information technology systems are primarily comprised of facilities-related systems, such as heating and cooling and security. We have completed our assessment and the associated remediation of our information technology systems. To date, we have identified one deficiency in the software operating system for our local area network server for which an upgrade is publicly available and this upgrade has been installed. We are not currently aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal systems.

We have funded our Year 2000 plan from available cash and have not separately accounted for these costs in the past. To date, these costs have not been material, and we do not expect these costs to exceed $100,000. In addition, we may experience material problems and costs with Year 2000 Compliance that could adversely affect our business, results of operations, and financial condition.

We have not developed a contingency plan to address situations that may result if our products are not Year 2000 Compliant, or if our suppliers or customers suffer major Year 2000 related problems or our internal systems fail as a result of Year 2000 issues. Based on the completion of our Year 2000 Compliance, the production of a contingency plan is no longer deemed necessary. We are also subject to external forces that might generally affect e-commerce, such as retailing and distribution company Year 2000 Compliance failures and related service interruptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had no holdings of derivative financial or commodity instruments at September 30, 1999. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on September 30, 1999, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on September 30, 1999, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

The table below presents principal amounts (in thousands) and related weighted average fixed interest rates for our investment portfolio.

                                                              Expected Maturity            Estimated Fair Value
                                                                     1999                  at September 30, 1999
                                                              ----------------------------------------------------
Federal Instruments                                                      $  5,000                         $  5,000
Weighted average fixed interest rate                                         5.19%
Commercial paper & short-term obligations                                $ 23,221                         $ 23,221
Weighted average fixed interest rate                                         5.00%
Total portfolio                                                          $ 28,221                         $ 28,221

As of September 30, 1999, we had $28.2 million of cash and cash equivalents earning a weighted average variable interest rate of 5.03%.

Part II.  Other Information

Item 2. Changes in Securities and Use of Proceeds

On October 13, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-83443) was declared effective by the Securities and Exchange Commission (and closed on October 19, 1999), pursuant to which 6,000,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share. In addition, on November 9, 1999 the Company sold an additional 335,937 shares under the underwriter's overallotment option. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Thomas Weisel Partners LLC. After deducting approximately $5.3 million in underwriting discounts and $1.6 million in other related expenses, the net proceeds of the offering were approximately $69.1 million. The $69.1 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

Item 6. Exhibits and Reports on Form 8-K.

     a)        Exhibits

27.1      Financial Data Schedule

     b)        Reports on Form 8-K

          None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 24, 1999            NETCENTIVES INC.

                                   By   /s/ John F. Longinotti
                                      ------------------------------

                                            Executive VP, Operations and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

Exhibit Index

Exhibit No.                Description
-----------                -----------

27.1                Financial Data Schedule.