Form 10-K
period 1999-12-31
NETCENTIVES INC
filed 2000-03-30
CIK 1081404

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For   the fiscal year ended December 31, 1999, or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition period from        to

                         Commission file number: 0-27253

                                   -----------

                                NETCENTIVES INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                        93-1213291
    (State or Other Jurisdiction                           (I.R.S. Employer
  of Incorporation or Organization)                       Identification No.)

            475 Brannan Street
             San Francisco, CA                                   94107
 (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (415) 538-1888

                                   -----------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

                                   -----------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on March 17, 2000 was approximately $926,913,112. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 34,581,469 shares of Registrant's Common Stock issued and outstanding as of March 17, 2000.
================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders scheduled to be held on Wednesday, May 24, 2000 (the "2000 Proxy Statement").

REFERENCES AND FORWARD-LOOKING STATEMENTS

References made in this Annual Report on Form 10-K to "NCNT," the "Company" or the "Registrant" refer to Netcentives and its subsidiaries. Netcentives, ClickRewards, ClickMiles, Custom Loyalty Programs, Enterprise Incentive Solutions, RewardBroker, Secure Value Transfer Protocol, SecureReward Architecture, the Netcentives logo and the ClickRewards logo are trademarks of Netcentives.

This Annual Report on Form 10-K contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause Netcentives' actual results, performance, or achievements to be materially different from those stated herein. Although management of Netcentives believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. Factors that could cause actual results to differ materially include, but are not limited to, the risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

                                     PART I

Item 1. BUSINESS

Company Overview

Netcentives is a leading provider of marketing infrastructure technologies and services designed to help businesses acquire, motivate and retain customers, partners and employees. Netcentives offers an array of technologies and services that enable companies to offer incentive-based promotions and electronic direct marketing campaigns that build loyalty and maximize the long-term value of customer and employee relationships. We differentiate our offerings by combining proprietary technologies, both Internet-based and offline, with significant marketing and technical service expertise across a variety of product categories.

The products and services offered by Netcentives include:

      Rewards and recognition programs based on our technology infrastucture, are designed to address the sales, marketing and employee recognition objectives for a spectrum of business customers. Programs currently include:

          o Custom Loyalty Programs are large-scale, private label rewards programs developed for major brands, portals and financial institutions using their own branded currency.

          o ClickRewards is a network developed on behalf of dozens of online merchants that enables them to reward their consumers with ClickMiles, a recognizable, branded awards currency for making purchases at their websites.

          o Enterprise Incentives Solutions are used by businesses that wish to reward and recognize employees and channel partners.

      Technical and marketing consulting services. Through Netcentives Professional Services we develop e-commerce technologies and provide "brick and mortar" businesses with the expertise to migrate legacy systems and databases to web-based solutions. In addition, as part of our rewards and recognition programs, we provide a broad mix of marketing and operational services.

Through our recent acquisitions, Netcentives has commenced offering new products and services, including:

      Through the acquisition of MaxMiles, Inc. in January 2000, personal information aggregation technology that, with the consumers' permission, collects and consolidates frequent flier account information and other data, allowing websites to publish personalized content that increases the frequency and length of consumer visits.

      Through the acquisition of UVN Holdings, Inc. in March 2000, offline transaction-processing technology that allows us to enable businesses to recognize and reward purchase behavior both online and offline in permission-based programs.

In addition, in February 2000 Netcentives entered into an agreement to acquire Post Communications, Inc. The closing of the acquisition is subject to numerous closing conditions, including the consent of the Post Communications, Inc. shareholders. Upon the closing of the transaction, Netcentives intends to offer customized e-mail marketing programs that help companies achieve and sustain higher e-mail response rates and maximize the lifetime value of customers.

Company Background

Netcentives was incorporated in June 1996. From inception until March 1998, our operations consisted primarily of various start-up activities, such as research and development, personnel recruiting, capital raising and trial sales of our products with initial customers. We launched the ClickRewards program in March 1998 and began recognizing revenue from non-trial program sales in April 1998. In December 1998, we acquired Netcentives Professional Services (formerly the Panttaja Consulting Group, Inc.), a provider of technical consulting services to e-commerce merchants and other businesses. We launched our first Enterprise Incentive Solutions program in January 1999 and our first Custom Loyalty Program in July 1999.

As of December 31, 1999, we had derived substantially all of our revenues from the ClickRewards Network and Netcentives Professional Services.

Industry Background

The Internet has emerged as a unique global communications medium, enabling millions of people to interact and conduct business electronically. Angus Reid Group estimates that there are approximately 300 million Internet users worldwide as of the end of 1999, and that this number will grow to 450 million by the end of 2000. International Data Corporation, or IDC, estimates that the total value of commerce over the Internet will increase from approximately $32 billion in 1998 to $425 billion in 2002. Similarly, Forrester Research estimates that U.S. business e-commerce revenue will grow from $109 billion in 1999 to $1.3 trillion in 2003. Internet commerce transactions are often faster, less expensive and more convenient for both buyers and sellers, and the opportunity to take advantage of these business efficiencies has attracted a broad group of participants.

During the early stages of development of e-commerce, merchants were focused on building general brand awareness and acquiring customers. Consequently, the rapidly growing market for Internet marketing was heavily dominated by banner advertising. However, the low barriers to entry for new competitors, the emergence of below-cost online retailers and the ease with which consumers can switch between Internet retailers have intensified online commerce competition. As a result, several industry reports have concluded that banner advertising alone is either insufficient or ineffective. For example, Nielsen NetRatings, an online market research firm, found that the consumer response rate for banner advertising during February 2000 had declined to 0.23%. We believe that businesses are realizing that customer acquisition is not enough - that it is more important to engage and retain customers in order to increase market share and maximize the long-term economic value of each and every customer relationships.

Because of continuing corporate interest in using the Internet to acquire customers, and because of the need for online businesses to find effective ways to retain customers, we believe there is a significant opportunity for a company that can offer marketing technologies and services to deliver cost-effective, integrated direct marketing and loyalty solutions to the online market.

According to the Direct Marketing Association, offline expenditures on direct marketing, including promotions, reached $163 billion in 1998. Jupiter Communications estimates that online spending for Internet-based advertising alone will total $7.7 billion in the U.S. by 2002. As e-commerce web sites increasingly focus on customer retention and loyalty, we believe that spending for online marketing will shift away from advertising toward promotions and direct marketing. For example, Forrester Research predicts that by 2003, 50% to 70% of all Internet marketing budgets will be spent on promotional marketing as opposed to advertising, with the largest growth coming from membership, rewards and loyalty programs. We believe that there will be an increasing demand for both online and offline promotional products and services as businesses expand their distribution channels and enter new markets.

As businesses and employers increase their promotional activities, we believe they face a number of challenges that require additional capabilities and skills outside of their traditional competencies. Specifically, any of the following operational requirements could pose problems for these entities:

o     Enabling both the web-enabled and offline consumer segments;

o Integration of new online promotions with existing offline promotion programs;

o     Integration of point of purchase promotional capabilities;

o Attraction and retention of consumers with an attractive demographic profile;

o Establishment of a network of earning and award opportunities that is significant enough to make promotions appealing to consumers;

o Creation of a transaction processing system designed for use on the Internet;

o Development of web site enhancements necessary to track consumer participation in and satisfaction with online promotional programs;

o     Investment necessary to develop online promotions capabilities; and

o Possession of the expertise required to develop and administer promotion programs and the associated financial liabilities.

We believe that businesses and employers recognize the benefits of deploying online promotion programs and/or combined offline and online programs, but have not been able to justify the resources required to build and maintain their own programs independently.

The Netcentives Solution

Our objective is to be the leading provider of marketing infrastructure technologies and services used by businesses to drive customer, employee and partner behavior and maximize the long-term economic value of these relationships. We intend to achieve this objective by providing a technology platform, as well as marketing and technical services, that enable our business clients to optimize their customer, employee and partner relationships through reward and recognition.

Program Elements

Our customers may select from a broad array of technology, intellectual property, products and marketing and technical services to complement their existing marketing programs. They may retain Netcentives to develop and manage entire loyalty programs end-to-end, or license specific products and services separately:

o Overall Program Management. We offer turnkey management services for implementing and operating loyalty programs from the definition phase to design, launch and on-going operations.

o Loyalty Program Design Services. We offer, on a discrete basis, loyalty and rewards program design services that take advantage of our significant advertising, promotions and technology experience.

o Technology Licensing. We offer customers the ability to license our intellectual property, including our proprietary software platform and patents, that enable certain types of promotions.

o Currency Creation. We work with customers to create unique promotional currencies that specifically target the customer's consumer base and utilize the customer's brand identity.

o Currency and Liability Management. We have experience with the complex financial management of rewards programs. We offer these services to customers to allow them to focus on their core business.

o Awards Transaction Processing and Data Center Services. We offer reliable, secure and fault-tolerant transaction processing services to support the tracking and monitoring of electronically recorded transactions, the issuance of currencies, and the exchange of awards. We also offer reliable data center services for the storage of account information for a particular customer's program.

o Consumer Services. We offer customers software that enables their consumer service representatives to have access to real-time consumer information. In addition, we offer complete outsourcing of the loyalty program consumer service function.

o Risk Management/Fraud Control. Through technical and operational processes, we offer comprehensive risk management and fraud control services to address and prevent potential fraudulent activity.

o Database Marketing Consulting. We offer data analysis based on our understanding of consumer behavior. Database marketing consulting can provide our customers with the opportunity to design and modify their program based on demonstrated consumer behavior.

o Direct Email Services. We offer a wide range of direct email services including database marketing, promotion development and management, targeted e-mail communications, and promotions design and implementation services. We believe that these services are complementary to our loyalty marketing offerings, allowing our customers to maximize the return from their rewards programs.

Netcentives Professional Services

o Technical and marketing consulting services are an integral part of our programs. Through the Netcentives Professional Services group, we provide systems integration and technical consulting services to clients who are deploying our programs or are acquiring other products or services from us. We also offer software-related training and educational services in the Internet and client/server market sectors through this group.

Program Descriptions

Program solutions are assembled from our suite of loyalty products and services to deliver a ClickRewards solution, a customized solution or an enterprise-specific program, depending on our customers' various needs for either online and/or offline programs. The following is a description of the key characteristics of our program solutions:

-------------------------------------------------------------------------------------------------------------------------------
 Program                Program Scope         Target Customers       Program Members    Program Branding          Rewards
-------------------------------------------------------------------------------------------------------------------------------
ClickRewards            Templated,            Internet commerce      Current shoppers   ClickRewards          Frequent flyer
Network                 turnkey; fairly       merchants              and ClickRewards   branded               miles, branded
                        consistent from                              members                                  merchandise and
                        merchant to                                                                           travel-related
                        merchant                                                                              awards
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Custom Loyalty          Private-label,        Portals,               Customer's user    Customer branded      Brand name merchandise
Programs                customized to         companies with         base                                     and ClickMiles and
                        the customer's        major brands and                                                customer-specific
                                                                                                              merchandise
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                        market and            other large scale
                        legacy systems;       websites
                        ranging from
                        technology
                        platform to full
                        service, turnkey
                        programs
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Enterprise              Ranges from           Businesses             Employees and      Customer and          Frequent flyer
Incentive Solutions     ClickRewards                                 channel partners   ClickRewards          miles, branded
                        template to                                                     co-branded            merchandise and
                        custom loyalty                                                                        travel-related
                        private label                                                                         awards
                        structure
-------------------------------------------------------------------------------------------------------------------------------

ClickRewards Network - the ClickRewards Network is a prime example of a fully-configured online loyalty rewards program. The ClickRewards Network was developed for a broad spectrum of merchants who wished to utilize a branded digital rewards currency developed and supported by Netcentives. Netcentives sells these merchants ClickMiles, a branded digital promotions currency specific to the ClickRewards Network. Merchants then award the ClickMiles to consumers for activities such as making purchases, winning sweepstakes and completing surveys. Members can earn ClickMiles from merchants across the ClickRewards Network and can track their award balances online. The ClickRewards model is representative of the functional characteristics of the full-service loyalty programs developed by Netcentives, operating on the same platform and using many of the same elements offered to our private-label and enterprise clients.

The full-service loyalty programs offered by Netcentives include many of the same basic elements - members are encouraged to join the program, shop or earn the rewards currency, track their balances and then redeem for frequent flyer mileage or other merchandise, goods or services:

o Join. Consumers become ClickRewards members in a variety of ways, including by enrolling in the ClickRewards program on our Web site, earning ClickMiles from participating merchants, entering sweepstakes in which ClickMiles are a prize and enrolling through third-party Web sites. Because our merchants pay us for ClickMiles prior to awarding them to members, substantially all of our merchants also require that a consumer elect to become a ClickRewards member at the time of a qualifying purchase in order to earn ClickMiles. Membership in ClickRewards is free and protected by a strict privacy policy. Launched in March 1998, as of March 17, 2000, there were over 4.2 million ClickRewards members who have earned, in the aggregate, over 513 million ClickMiles.

o Shop. We have targeted Web sites in each major shopping category as merchants. Currently we have 85 e-commerce shopping sites in the ClickRewards Network. A representative sample of merchants who have offered ClickRewards promotions during the past twelve months or are currently developing ClickRewards promotions include:

      ------------------------------------------------------------------------------------------------------
                                The AIDS Foundation of
      @Backup                   St. Louis                    American Hand Art         AreYouGame.com
      ------------------------------------------------------------------------------------------------------
      ArtSelect                 BananaRepublic.com           barnesandnoble.com        Bizzed
      ------------------------------------------------------------------------------------------------------
      Bluefly.com               Capital One                  CDNOW                     The Children's Place
      ------------------------------------------------------------------------------------------------------
      CitiWallet                Compaq                       CompuBank                 Cooking.com
      ------------------------------------------------------------------------------------------------------
      Dads and Daughters        DealDeal                     DefenseNow                DisneyStore.com
      ------------------------------------------------------------------------------------------------------
      Disney Travel             eBags                        Edwards Luggage           eframes.com
      ------------------------------------------------------------------------------------------------------
      enews.com                 eNutrition.com               E*TRADE                   Eve.com
      ------------------------------------------------------------------------------------------------------
      Fossil                    FTD.COM                      gap.com                   garden.com
      ------------------------------------------------------------------------------------------------------
      HBO                       iGo.com                      iOwn.com                  iPrint.com
      ------------------------------------------------------------------------------------------------------

      ------------------------------------------------------------------------------------------------------
      KBkids.com                The Knot                     Laptop Travel             Miadora
      ------------------------------------------------------------------------------------------------------
      MotherNature.com          NetMiles                     OfficeMax.com             OnMoney.com
      ------------------------------------------------------------------------------------------------------
      Outpost                   PC World                     Petstore.com              PlanetRx
      ------------------------------------------------------------------------------------------------------
      Qpass                     Rainforest Action Network    Red Herring               SelfCare
      ------------------------------------------------------------------------------------------------------
      ShopSports.com            shop.theglobe.com            skymall.com               SmarterKids.com
      ------------------------------------------------------------------------------------------------------
      SmartShip                 Someone Special              Sparks.com                Stacks & Stacks
      ------------------------------------------------------------------------------------------------------
      StatusFactory.com         Toys for Tots                XOOM.com                  WebFlyer
      ------------------------------------------------------------------------------------------------------
      WIRED                     WorldSpy                     World Wildlife Fund
     -------------------------------------------------------------------------------------------------------

o Track and Redeem. Once a member has accumulated the minimum balance required for redemption, which is currently 250 ClickMiles, he or she can redeem them by visiting the ClickRewards Web site, logging into his or her personal account, and selecting the redemption option of their choice. Members can choose to redeem their ClickMiles one-for-one and add them into their existing frequent flyer account with American Airlines, America West, British Airways (USA), Canadian Airlines, Air Continental Airlines, Delta Air Lines, Northwest Airlines, TWA, United Airlines, or US Airways. ClickMiles can also be redeemed for other travel awards such as car rental and hotel certificates, and for a wide range of merchandise.

Custom Loyalty Programs - Portals, financial institutions and major companies with major brands possess their own considerable scale, traffic and brand. Therefore, we have leveraged our experience in building and operating the ClickRewards Network to offer these major companies the ability to implement custom loyalty programs. Not only do our Custom Loyalty Program products and services offer many of the same features as our ClickRewards Network, but they are also designed around the customer's brand, existing consumer base and partners. Our Custom Loyalty Program products and services can be implemented as a full turn-key solution or on an unbundled basis to enable these companies to award their members with their own private label currency points and customized redemption options. Custom programs include supplying Internet-based front-end transaction processing platforms that are interconnected with a customer's legacy offline rewards architecture to full-service programs with Netcentives providing complete full-service operational design, implementation and management. We launched our first Custom Loyalty Program for Looksmart in July 1999 and launched the GO Network, Lycos and American Express in the fourth quarter of 1999. We anticipate launching the AOL/Aadvantage program in the second quarter of 2000.

Enterprise Incentive Solutions - The market for enterprise incentives is estimated to be greater than $20 billion per year by the Incentive Federation, an independent trade organization. We believe that this market, traditionally managed offline, can be more efficiently automated using Internet technology that leverages the enterprise's investment in intranets and extranets. For example, incentives can be offered to sales forces as additional compensation for the adoption of sales force automation systems, for performance-based programs and for other motivational programs. Incentives can also be offered to other employees to increase loyalty, improve job performance, increase information sharing, encourage self-improvement training and refer employees.

We believe that, in most cases, the ClickRewards Network program has many attributes that make it an effective platform for enterprise solutions. In these cases, we package our offerings as ClickRewards@Work; in cases where a proprietary solution best serves the customer's needs, a private label program with customized currency can be provided. We launched our first Enterprise Incentive Solutions program in late 1998 and operate programs for adauction.com, Cisco Systems, Event Source, Novell and Exceptional People.

Technology Platform and Software Products

We have built a technology platform and software applications for the management of online marketing applications. We license elements of our software and technology independently as well as in connection with our programs. As a fully-configured platform, our SecureReward Architecture(TM) consists of a set of software and protocols that interact across the Internet to create a network among businesses, rewards suppliers and consumers. We designed this system for security and high volume transaction processing, with the ability to handle hundreds of thousands of transactions per day. Our system uses a high performance database design and architecture designed with security in mind.

The design of our SecureReward Architecture allows businesses to host applications and manage promotions safely at their own site. The following is a description of the modules within the SecureReward Architecture:

o RewardBroker resides at the client's site and initiates promotional currency transfers in real time. We provide businesses with a range of integration options with RewardBroker, including application programming interfaces and integration services to enable rapid customization and integration with the client's own unique e-commerce environment.

o Payment System resides at our data center and receives and processes all transaction requests from RewardBroker. It first determines if the requestor is legitimate and that the request has not been modified. It then passes the request through the Fraud Detection System, and finally fulfills the request.

o Secure Value Transfer Protocol ensures the privacy and origin of all messages in the network. RewardBroker and Payment System communicate through the protocol, which supports a wide variety of message types. It employs financial transaction-grade cryptography to sign and encrypt messages.

o Fraud Detection System provides both per-transaction and aggregate fraud detection and prevention. The system applies a combination of business rules about each promotion and monitors activity based on past behavior to determine if activity is fraudulent.

o Account Management Systems provides consumer/employee, client and reward supplier services, such as account creation and reactivation, promotion funding and transaction inquiries, as well as a consumer support information.

o Member Relationship Systems presents the current promotions, rewards and account balance information to individual consumers through a Web-based interface. Each request to manipulate an individual consumer's account requires authentication to prevent fraudulent activity. Member Relationship Systems also include the Customer Contact Module and the Targeting and Segmentation Database.

o Consumer Contact Module provides consumers with instant receipts of account activity and periodic account statements. We have developed the capability to use the Consumer Contact Module to provide consumers with relevant promotions and award opportunities based on self-identified interests and past behavior in the network.

o Targeting and Segmentation Database has been developed to provide relevant promotions and rewards opportunities by tracking consumer preferences. It is currently being used in conjunction with the Consumer Contact Module to personalize each consumer's experience.

o Redemption Systems reside at our data center and processes all requests by consumers to redeem promotional currency for goods or services. The requests pass through the Fraud Detection System and are then formatted for transmission as fulfillment requests to the various rewards suppliers. Responses to fulfillment requests are also processed by the Redemption Systems.

o Netcentives Central provides businesses and their account managers with up-to-date information via the Web on current promotions, including promotion balances and transactional history.

All elements of the SecureReward Architecture are designed to operate on a wide range of merchant systems. This design also helps us to deploy new technologies without needing to re-write the entire system. Much of the SecureReward Architecture is written in Java. The SecureReward Architecture is the technological foundation for the Custom Loyalty Programs, ClickRewards Network, and Enterprise Incentive Solutions.

We designed all elements of the SecureReward Architecture from the ground up with security in mind. RewardBroker and Payment System, in particular, utilize private key cryptography with highly secure financial transaction grade techniques to authenticate merchants and encrypt transactions. Each request to manipulate an individual consumer's account requires authentication to prevent fraudulent activity and encryption to enhance consumer security. We have implemented additional fraud prevention mechanisms to track unusual behavior.

In addition, Netcentives recently acquired technology through the acquisition of MaxMiles, Inc. which will enable the aggregation of personal account information on the Internet. The technology acquired through the recent purchase of UVN Holdings, Inc. will be integrated with our SecureReward Architecture to enable our clients to offer the same marketing programs both online and offline.

Marketing, Sales and Member Service

We have a direct sales force that sells our entire portfolio of products and services and includes individuals focused on distinct markets and specific products and services. Our sales force is based out of our San Francisco headquarters, with sales offices in Chicago and New York. An internal telesales team responds to inbound inquiries and provides additional support to our direct sales force. We plan to increase our direct sales force and open additional sales offices in the United States and internationally. We will also pursue distribution relationships with advertising agencies, systems integrators, consulting firms and others in order to allow third parties to sell ClickMiles. Our marketing department supports our sales efforts and coordinates attendance at industry events and pursues trade advertising and media relations.

We believe that to sell high volumes of loyalty currencies to merchants we need to offer them a large, attractive base of potential consumers. We believe that our ability to create a loyal and valuable membership base for our programs depends on high quality member service. The member service team is responsible for providing phone support during business hours and e-mail support with a 24-hour response time. Representatives are responsible for resolving general inquiries about programs, and inquiries relating to the status of orders and redemption requests. To customers of our Custom Loyalty Networks and Enterprise Incentive Solutions products, we offer the option of outsourcing member service support for inquiries related to their program, or utilizing the member service module of our software platform for their internal member service representatives.

To date, we have focused on pursuing opportunities in the United States and Canada. However, we believe that international markets present an attractive marketplace for our network loyalty infrastructure. We expect to begin our international efforts by expanding the ClickRewards Network into Europe. Our alliance with British Telecommunications PLC in November of 1999 marks the ClickRewards Network's first international entry. Netcentives manages all aspects of ClickRewards at the British Telecom Internet site, including integration with participating e-retailers. In addition, we announced an agreement on January 31, 2000 to run Netcentives' rewards program under the brand name ICQ ClickRewards on an exclusive basis for ICQ, a subsidiary of AOL with over 50 million members, two-thirds of which reside outside of the United States. ICQ ClickRewards will offer ICQ registrants worldwide the ability to earn ClickMiles and redeem them for valuable brand-name products. We will also expand our Custom Loyalty Programs products to portals and online merchants based in other countries and our Enterprise Incentive Solutions products to large multinational corporations.

Competition

As a provider of marketing infrastructure technologies and services, we generally compete with other advertising and promotional programs for a portion of a customer's total marketing budget. In addition, we compete with a variety of business within the online promotions market. We believe that the Internet promotion and electronic direct marketing industry includes over 45 companies, of which we are one of the leaders. Our primary competition can be categorized as follows.

o Stand-alone loyalty programs and promotional tools developed by and/or for e-commerce sites, such as Autobytel.com Mobalist Rewards, CDnow FastForward Rewards, CBS SportsLine Rewards; and

o Other points-based programs from companies such as Cybergold, Beenz and MyPoints.

Our Enterprise Incentive Solutions products and services compete with existing, offline incentive products provided by parties such as Maritz Marketing Research, Carlson Marketing Group, Loyalty Group, a division of Alliance Data Systems and BI Performance Services. Our Custom Loyalty Network and Enterprise Incentive Solution products and services also compete with products offered by third parties, such as MyPoints.com.

For each of our programs, we expect competition to intensify as more competitors enter our market. We believe that such future competition could come from newly formed companies and, more importantly, from traditional offline promotions and loyalty companies such as Carlson Marketing Group, Brierley & Partners and Signature Group, a division of GE Capital. In order to compete in our market, companies will need to develop the necessary Internet-based technology infrastructure, enter into relationships with key suppliers and obtain access to appropriate business processes. We believe that large offline promotions and loyalty companies have the necessary resources and expertise to do so. While we currently have contractual relationships with many rewards suppliers, such as airline, frequent flyer programs, any of these suppliers could themselves enter our markets and provide us with substantial competition. Additionally, as we increasingly offer program elements to our customers on a stand-alone basis, we expect to encounter additional competition from companies outside of the loyalty promotions market.

Many of our potential competitors, and in particular offline companies and offline rewards programs, have longer operating histories, stronger brand names and significantly greater financial, technical, marketing and other resources than we do. In addition, these companies may have existing relationships with our potential customers and may be able to respond to changes in market dynamics and technology faster than we can. We cannot assure you that we will be able to compete successfully against these potential competitors.

Proprietary Rights

We currently rely on a mixture of patents, copyrights, trademarks, trade secrets and agreements with third parties and employees to protect our proprietary rights. We have patents which relate generally to online incentive award programs. One aspect of our patents is directed to a computer system for implementing an incentive award program, with the computer system including an online product catalog, an online awards catalog and a database for storing account information for each user of the incentive award program. Netcentives, ClickRewards, ClickMiles, Custom Loyalty Programs, Enterprise Incentive Solutions, RewardBroker, Secure Value Transfer Protocol, SecureReward Architecture, the Netcentives logo and the ClickRewards logo are trademarks of Netcentives. We copyright our Web site content, our software and our sales and promotional literature. Despite our efforts to protect our proprietary rights, unauthorized parties may use aspects of our business model and products and obtain and use information we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of such breaches. We believe that each of these proprietary rights is important to our business in our effort to prevent unauthorized use of our technology and processes and protect our investment in establishing and maintaining our brand. Our competitors may independently develop technologies or business models that are substantially equivalent or superior to ours. We have licensed our patents to MyPoints.com and The Sperry and Hutchinson Company, competitors of ours, who may use these licenses to develop programs which may compete with programs we develop or manage. We may decide to license our patents to other competitors. Furthermore, we may expand internationally, and many countries do not protect intellectual property rights to the same extent as the laws of the United States. In the event that we are unable to protect our proprietary rights, our business, financial condition and results of operations could be materially adversely affected.

The Internet, and specifically the market for e-commerce and online advertising, direct marketing and promotions, is characterized by a rapidly evolving legal landscape. A variety of patents relating to this market have been issued in the past year, including our business method patents. We believe that several additional, related patents are currently pending. We believe that there will continue to be substantial activity in this area and that litigation may arise due to our attempts or a third party's efforts to enforce patent rights.

We may incur substantial expenses, and the attention of our management may be diverted if such litigation occurs. In addition, whether or not any claims against us are meritorious, we may be required to enter into license agreements or be subject to injunctive or other equitable relief, any of which would materially adversely affect our business, results of operations and financial condition.

Employees

As of December 31, 1999, Netcentives had 225 full time employees, including 119 in marketing and sales, 57 in research and development, and 49 in finance and administration. Our employees are not represented by any collective bargaining unit or labor union and we have never experienced a work stoppage. We believe our relations with our employees are good.

Item 2. PROPERTIES

In 1999, the Company entered into a seven-year operating lease for a new 70,000 square foot headquarters facility located in San Francisco, California, which commenced in March 2000 and expires in March 2007. We also lease approximately 1,000 square feet in Chicago, Illinois, approximately 500 square feet in New York, New York, approximately 18,000 square feet in San Francisco and approximately 4,000 square feet in Healdsburg, California under leases that are month-to-month.

Item 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings in the normal course of business. The Company is not currently involved in any litigation which, in management's opinion, would have a material adverse effect on its business, operating results or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered in this Report.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER INFORMATION

(a) Market Information

The Company's Common Stock is traded on the NASDAQ Stock Market under the ticker symbol NCNT.

The following table shows the high and low bid prices of the Company's Common Stock for the period from October 13, 1999 (effective date of the initial public offering) through December 31, 1999 as reported by NASDAQ Stock Market:

         High                 $96.00
         Low                  $10.25

The closing price of the Company's Common Stock on the NASDAQ Stock Market on March 17, 2000 was $45.56.

Future stock prices may be subject to volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

(b)   Holders

As of March 17, 2000, the Company had approximately 207 shareholders of record. This number excludes shareholders whose stock is held in nominee or street name by brokers.

(c)   Dividends

      We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

(d)   Report of offering securities and use of proceeds therefrom

      On October 13, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-83443) was declared effective by the Securities and Exchange Commission (and closed on October 19, 1999), pursuant to which 6,000,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share. In addition, on November 9, 1999 the Company sold an additional 335,937 shares under the underwriters' overallotment option. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Thomas Weisel Partners LLC. After deducting approximately $5.3 million in underwriting discounts and $1.9 million in other related expenses, the net proceeds of the offering were approximately $68.8 million. Of such amount, approximately $10.8 million has been used for working capital, approximately $200,000 has been used for debt repayment, and the remainder has been invested in investment grade, interest bearing securities. The Company intends to use the remaining proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

(e)   Sales of Unregistered Securities

      During 1999, we granted stock options to purchase 3,040,335 shares of Common Stock, with exercise prices ranging from $.10 to $62.313 per share, to employees and officers pursuant to our 1996 Stock Option Plan and stock options to purchase 120,000 shares of Common Stock at an exercise price of $12.00 pursuant to our 1998 Directors Stock Plan. During 1999, options to purchase 442,745 shares of Common Stock were exercised, with exercise prices ranging from $.10 to $6.82. The sales and issuances of these securities were exempt from registration under either Rule 701 under the Securities Act of 1933 or under
Section 4(2) of the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth summary consolidated financial information and data for the years indicated.

                                                                 Inception
                                                              (June 21, 1996)
                                                              to December 31,                Years Ended December 31,
                                                                    1996              1997            1998              1999
                                                             ----------------------------------------------------------------
                                                                           (In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
    Product                                                      $     --         $     --         $     64         $    859
    Program-related services                                           --                9              583            2,672
    Technical consulting services                                      --               --               --            4,310
                                                             ---------------------------------------------------------------
                Total revenues                                         --                9              647            7,841
                                                             ---------------------------------------------------------------

Costs and expenses:

    Cost of product revenues                                           --               --               59              968
    Program-related services, marketing and support costs             102            1,496            7,293           23,425
    Cost of technical consulting services revenues                     --               --               --            3,056
    Research and development                                           63            1,505            3,383            5,321
    Selling, general and administrative                               108            1,210            3,134            9,139
    Amortization of deferred stock compensation,
      supplier stock awards and intangibles                            --               63            1,186           14,433
                                                             ---------------------------------------------------------------
                      Total costs and expenses                        273            4,274           15,055           56,342
                                                             ---------------------------------------------------------------

    Loss from operations                                             (273)          (4,265)         (14,408)         (48,501)
    Interest income, net                                                7               85              297            1,673
                                                             ---------------------------------------------------------------

    Net loss                                                     $   (266)        $ (4,180)        $(14,111)        $(46,828)
                                                             ===============================================================

    Net loss per share- basic and diluted                        $  (0.97)        $  (5.70)        $  (8.58)        $  (4.99)
                                                             ===============================================================

    Shares used in computing per share amounts - basic
         and diluted                                                  273              734            1,644            9,376
                                                             ===============================================================

    Pro forma net loss per share on a converted basis-
        basic and diluted (1)                                                                      $  (1.05)        $  (1.95)
                                                                                                   =========================
    Shares used in computing pro forma per share amounts
        on a converted basis (1)                                                                     13,422           24,019
                                                                                                   =========================

(1) Gives retroactive effect to the conversion of all outstanding of preferred stock into common stock, which occurred upon the consummation of the initial public offering, had occurred as of the beginning of 1998.

                                                               As of December 31,
Consolidated Balance Sheet Data:               1996          1997          1998          1999
                                             --------------------------------------------------
                                                              (in thousands)
Cash and equivalents                         $  1,118      $  6,608      $ 13,651      $ 75,290
Working capital                                 1,027         6,348         9,923        71,771
Total assets                                    1,255         8,549        21,935       104,701
Deferred revenues--product and services            --            59         1,906        10,061
Long-term obligations                              --           196         1,233         1,234
Total stockholders' equity                      1,146         7,128        14,334        84,264

Additional Operating Data:

A reconciliation of loyalty currencies activity for the ClickRewards program, deferred revenue-product and and non-revenue points awarded by Netcentives follows:

                                                                  Years Ended December 31,
                                                             1997            1998             1999
                                                           ---------       ---------       ---------
                                                                       (in thousands)
Loyalty currencies activities (number of points): (5)
   Beginning balance                                              --           2,130          62,495
   Awarded by merchants                                          236          48,554         203,050
   Redeemed by members                                            (3)         (3,184)        (42,441)
   Sold to merchants not yet awarded, net (1)                  1,897          24,895          86,429
   Expired (2)                                                    --          (9,900)         (1,593)
                                                           ---------       ---------       ---------
   Ending balance                                              2,130          62,495         307,940
                                                           =========       =========       =========
   In circulation (3)                                            233          45,603         223,171
                                                           =========       =========       =========

Deferred Revenues--Product:
   Beginning balance                                       $      --       $      43       $   1,250
   Awarded by merchants                                            5             971           4,063
   Redeemed by members                                            --             (64)           (849)
   Sold to merchants not yet awarded, net (1)                     38             498           1,728
   Expired (2)                                                    --            (198)            (32)
                                                           ---------       ---------       ---------
   Ending balance                                          $      43       $   1,250       $   6,160
                                                           =========       =========       =========

Non-revenue points awarded by Netcentives (4):
   Points outstanding at end of period                            --          27,508         121,946
                                                           =========       =========       =========
   Accrued redemption costs                                $      --       $     509       $   2,256
                                                           =========       =========       =========

A reconciliation of loyalty currencies activity for the Custom Loyalty programs, deferred revenue-product follows:


                                                                      Year Ended
                                                                     December 31,
Loyalty currencies activities (number of points): (6)                    1999
                                                                    ------------
   Beginning balance                                                         --
   Awarded by merchants                                                   9,012
   Redeemed by members                                                   (1,114)
   Sold to merchants not yet awarded, net (1)                            56,283
                                                                       --------
   Ending balance                                                        64,181
                                                                       ========
    In circulation (3)                                                    7,898
                                                                       ========

Deferred Revenues--Product:
   Beginning balance                                                   $     --
   Awarded by merchants                                                      78
   Redeemed by members                                                      (11)
   Sold to merchants not yet awarded, net (1)                               262
                                                                       --------
   Ending balance                                                      $    329
                                                                       ========

----------

(1) Merchants are required to purchase points in advance before awarding them to consumers. This represents the buying activity, net of awards to members, of our merchants.

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

(4) In addition to points purchased and awarded by merchants, Netcentives has issued points to its merchants and directly to its members in connection with promotional campaigns and in lieu of cash for other expenses. These points are accounted for as an expense and an accrued obligation at the time of award. This represents the number of points outstanding at the end of each period and the amount of related liability.

(5)   The ClickRewards program began in 1997.

(6)   The Custom Loyalty programs began in 1999.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Netcentives was incorporated in June 1996. From inception until March 1998, our operations consisted primarily of various start-up activities, such as research and development, personnel recruiting, capital raising and trial sales of our products with initial customers. We launched the ClickRewards Network in March 1998 and began recognizing revenue from non-trial program sales in April 1998. In December 1998, we acquired Netcentives Professional Services (formerly the Panttaja Consulting Group, Inc.), a provider of technical consulting services to e-commerce merchants and other businesses. We launched our first Enterprise Incentive Solutions program in January 1999 and our first Custom Loyalty program in July 1999.

How our Programs Work

Netcentives is a leading provider of marketing infrastructure technologies and services to drive greater customer loyalty and maximize lifetime customer value for its clients. We have focused our business strategy around maximizing the full lifetime value of customers for our clients both online and offline. In our turn-key, end-to-end solutions, we sell rewards currencies to electronic retailers, portals and other Internet sites. Our primary rewards currency is ClickMiles, which we sell to merchants who become part of the ClickRewards Network. These merchants, in turn, award these ClickMiles to consumers as purchase, loyalty and other incentives. ClickMiles are redeemable for, among other things, frequent flyer miles on major airlines at a ratio of one frequent flyer mile for each ClickMile. We have also developed and continue to develop customer branded loyalty and rewards currencies for large Internet merchants, portals, community sites and other business customers. We sell these custom currencies to our customers, who then distribute them under their own brands. The custom loyalty currencies are redeemable for items specific to the customer for whom the currency has been developed and, in certain cases, are exchangeable for ClickMiles.

ClickRewards. Merchants who participate in the ClickRewards Network receive the benefit of our promotion of the ClickRewards brand and network, which includes direct links to the merchants' sites from our ClickRewards web page. We also provide merchants who participate in the ClickRewards Network with a variety of related marketing and promotional services. These services include promotional consulting, direct marketing services to our member base and integration and maintenance of our enabling software. Depending on the specific relationship we have with the merchant, we may either include some of these services in our ClickMiles pricing or we may price them separately. To the extent that services are bundled with ClickMiles, we increase the price of the ClickMiles package to reflect the value of these services.

Custom Loyalty Programs and Enterprise Incentive Solutions. In 1999, we expanded the flexible technology platform of our ClickRewards program to meet the marketing needs of large portals and financial institutions with large constituencies, and to enable large enterprises to motivate and reward their employees, vendors and other stakeholders via intranets and extranets. These Custom Loyalty programs and Enterprise Incentive Solutions are delivered on both a bundled and separately-priced basis, and are powered by Netcentives' secure and scalable technology. We may separately charge for relationship management services to these customers including promotional consulting, direct marketing services and integration and maintenance of our enabling software.

Each of Netcentives' solutions can be supported by our promotional management services such as account monitoring, reporting, reward fulfillment, customer service support, customized e-mail communication services and rewards program aggregation services. In the case of reward fulfillment, we purchase the relevant awards and either have the merchandise delivered to the consumer through third-party fulfillment houses, or in the case of frequent flyer miles offered through the ClickRewards Network, electronically credit their chosen frequent flyer account. We also provide members with ongoing support to assist them in managing and redeeming their currency.

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

A merchant or custom loyalty client typically purchases currencies from us before awarding them. Upon the sale of our loyalty currencies, we allocate these revenues between the product component, and the program-related services components. The product component of revenues is deferred until the member redeems the currency for his or her selected reward. At the time of redemption, we recognize the product component of revenues and the associated cost of revenue based on the actual cost of the redemption reward. The revenue related to the services component of the currency sale is deferred until the sale of the currency becomes non-refundable, which in the ClickRewards program has historically been upon award of the currency to a consumer by the merchant. Services revenues relating to separately-priced services are recognized when these services are delivered. The remaining portion of services revenues is recognized ratably over the period during which these services are provided. For all ClickMiles sold through December 31, 1999, this service period has been initially calculated for the maximum life of the ClickMile based on its expiration date. To the extent ClickMiles are redeemed prior to expiration, the remaining unamortized amount of deferred services revenues is recognized at the time of redemption.

Currently, ClickRewards merchants buy ClickMiles in advance based on their anticipated needs. New merchants are required to purchase a minimum of 450,000 ClickMiles. On an ongoing basis, each merchant is required to purchase ClickMiles in quantities at least equal to its expected monthly usage and to maintain a minimum balance generally equal to its expected bi-weekly usage. We determine each merchant's expected usage based on past trends and forecasted requirements in active promotions. These ClickMiles are non-refundable and will expire if not awarded by the merchant within a six-month period. The merchant services portion of revenues of any ClickMiles sold under these arrangements is amortized over the maximum period during which the merchant may use the ClickMiles, resulting in a shorter amortization period than has historically been used. The member services component of revenues continues to be amortized over the expected life of the ClickMile. This change did not have a significant impact on revenues in the year ended December 31, 1999.

If loyalty currency points expire or are forfeited, we recognize the remaining amount of deferred product and program-related services revenues at the time of expiration or forfeiture. Since we do not have sufficient experience concerning the redemption or forfeiture of currency points, we cannot currently predict in which periods we will recognize these revenues.

We typically sell our loyalty currency products and related services to merchants or custom clients for cash. However, from time to time, in connection with promoting the ClickRewards Network, we also sell ClickMiles to our merchants for non-cash consideration, such as advertising and merchandise. The revenue from the sale of these ClickMiles is accounted for on the same basis as cash sales and the value of the advertising or merchandise is recorded as an expense or a prepaid asset as appropriate. In 1998, approximately $956,000 of advertising expense was recorded under these arrangements, of which 74% was transacted with two merchants. In 1999, approximately $1.0 million of advertising expense was recorded under these arrangements, of which 86% was transacted with three merchants.

We also derive program-related service revenues from the initial set-up fees received from some of our Custom Loyalty programs. We recognize these set-up fees and related costs over the minimum life of the Custom Loyalty program contract. In 1999, we recognized $140,000 of set-up fee revenue related to the launch of three programs. Additionally, we derive program-related service revenues from advertising and other direct marketing services provided to third parties. In 1999, we recognized $1.1 million of revenues related to these activities.

Technical consulting services revenues

We provide systems integration and technical consulting services to a variety of clients, including ClickRewards merchants and Custom Loyalty and Enterprise Incentive customers, to help them deploy our programs. These revenues are recognized as the services are provided.

Results of Operations

Years Ended December 31, 1997, 1998, and 1999

Revenues

We began test marketing the ClickRewards Network during December 1997. Total revenues increased from $9,000 in 1997 to $647,000 in 1998 to $7.8 million in 1999. These increases in revenues were primarily a result of increased technical consulting service revenues related to the acquisition of Panttaja Consulting Group in December 1998 and the growth of our ClickRewards Network launched in March 1998. Merchants awarded 236,000 ClickMiles in 1997, 48.6 million ClickMiles in 1998 and 203.1 million ClickMiles in 1999, respectively, which was principally attributable to increases in the number of merchants and members participating in the ClickRewards Network. Product revenues reflect the redemption of ClickMiles for awards during the year. Consumers redeemed 3,000 ClickMiles in 1997, 3.2 million ClickMiles in 1998 and 42.4 million ClickMiles in 1999. Program-related service revenues in the year ended December 31, 1998 included $296,000 relating to the expiration of ClickMiles owned by a merchant which were not distributed to consumers as well as $84,000 of consulting services revenues attributable to a non-recurring consulting contract with Visa International. Program-related service revenues in the year ended December 31, 1999 included $140,000 arising from set-up fees related to launching the Custom Loyalty programs and $1.1 million from advertising and other direct marketing services provided to our ClickRewards merchants.

Cost of Product Revenues

Cost of product revenues represents the actual cost of awards selected by members in exchange for ClickMiles or for the Custom Loyalty currencies. Cost of product revenues were $59,000 in 1998 and $968,000 in 1999, respectively. These cost of product revenues represented 92% and 113% of product revenues for the years ended December 31, 1998 and 1999, respectively. The increase in cost of product revenues was a result of the increased redemption of ClickMiles by members which was principally related to the increased number of ClickMiles outstanding as well as a special promotion offered in July 1999 during which we offered our members the ability to redeem their outstanding ClickMiles for frequent flyer miles on a two-for-one basis. As a result of this offer, we incurred approximately $138,000 of additional product costs during the year ended December 31, 1999.

Program-Related Services, Marketing and Support Costs

Program-related services, marketing and support costs represents the cost of marketing services provided for the ClickRewards Network, Custom Loyalty programs, and Enterprise Incentive Solutions, as well as costs incurred to support merchants and members in the Network. These costs consist primarily of compensation and related costs for marketing and sales personnel, advertising and marketing for the ClickRewards Network, Custom Loyalty programs and Enterprise Incentive Solutions, merchant account and rewards supplier management, product management activities and ClickMiles issued to acquire new members for the ClickRewards Network. Program-related marketing and support costs were $1.5 million in 1997, $7.3 million in 1998 and $23.4 million in 1999. The increase between 1997 and 1998 was primarily the result of increased marketing and consumer support personnel expenses of $1.2 million, member acquisition costs of $500,000, and advertising and promotions expenses of $3.0 million associated with the launch of the ClickRewards Network. The increase from 1998 to 1999 was primarily the result of increased marketing and consumer support personnel expenses of $3.7 million, member acquisition costs of $2.2 million, and advertising and promotions expenses of $5.2 million associated with the promotion of the ClickRewards Network. We expect to substantially increase our marketing expenditures, particularly those related to acquiring members for the ClickRewards Network, advertising and promoting our brands and products, recruiting additional marketing personnel and managing programs for our Custom Loyalty programs and Enterprise Incentive Solutions customers.

Cost of Technical Consulting Services Revenues

Cost of technical consulting services consists of the personnel and overhead costs incurred in connection with providing technical consulting services. There were no technical consulting services provided in 1997 and 1998 and therefore no cost of technical consulting services revenues during these years. Cost of technical consulting services totaled $3.1 million for the year ended December 31, 1999 and were related to technical consulting services provided by Netcentives Professional Services.

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development personnel, including independent contractors and consultants, software licensing expenses and allocated operating expenses such as site hosting, Web site production, facilities expenses, and equipment costs. Research and development expenses were $1.5 million in 1997, $3.4 million in 1998 and $5.3 million in 1999, respectively. These increases were primarily the result of an increase in expenses for enhancements to the ClickRewards Network, as well as initial development efforts relating to our Custom Loyalty Programs. The largest component of the increases was the growth in compensation and related staff expenses. These expenses increased by $1.2 million from 1997 to 1998 and $1.3 million from 1998 to 1999. We expect to continue to increase substantially research and development spending in absolute dollars as we develop new products and expand our resources to maintain existing products.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses, sales commissions, treasury expenses, accounting and administrative expenses, professional fees, and other selling and corporate expenses. Selling, general and administrative expenses were $1.2 million in 1997, $3.1 million in 1998 and $9.1 million in 1999. The increases from period to period were primarily the result of increased sales efforts to enroll merchants into the ClickRewards Network, increased business development efforts for our Custom Loyalty Programs and increased general and administrative personnel. The largest component of these increases was the growth in compensation expense and related staff costs as a result of increased staffing levels. The number of employees in the Company grew from 16 in 1997 to 101 in 1998 to a total of 225 in 1999. Compensation expense and related staff costs increased by $1.1 million from 1997 to 1998 and $6.3 million from 1998 to 1999. We expect selling, general and administrative expenses to increase in absolute amounts as we add personnel and incur additional costs related to the anticipated growth of our ClickRewards Network and Custom Loyalty programs, our expansion into international markets and our operation as a public company.

Amortization of Deferred Stock Compensation, Supplier Stock Awards and
Intangibles

Amortization of deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants, and the deemed fair market value of our common stock at the time of these grants. This difference is amortized over the vesting period for such grants, which is typically four years. Amortization of deferred stock compensation was $296,000 in 1998 and $4.1 million in 1999. These amounts resulted from amortization of deferred stock compensation related to stock option grants and stock awards granted in 1998 and 1999.

Amortization of supplier stock awards represents the cost of warrants granted to certain airlines and other rewards suppliers in return for exclusivity. Expenses related to contingent stock warrants granted to certain airlines and other partners was $63,000 in 1997, $811,000 in 1998 and $8.6 million in 1999. Because the vesting of these awards is subject to these rewards suppliers maintaining the exclusivity of the arrangement with Netcentives, the valuation of the warrants is not finalized until the vesting date. Accordingly, the amount of the expense recognized for these warrants increased as the value of our stock increased. A substantial number of these warrants had not yet vested as of December 31, 1999. As a result, we expect that the charge relating to supplier stock awards to increase over remaining vesting periods through 2002.

In December 1998, we acquired the Panttaja Consulting Group (now known as Netcentives Professional Services) in a transaction that was accounted for as a purchase. The resulting goodwill of $3.5 million recorded in the acquisition will be amortized over two years. In 1998 and 1999, we incurred $79,000 and $1.8 million, respectively, of expense related to amortization of this goodwill.

Interest Income, Net

Interest income primarily represents interest earned on short-term investments in highly-liquid debt instruments with a maturity at time of purchase of three months or less. Interest income, net, was $85,000 in 1997, $297,000 in 1998 and $1.7 million in 1999. The increase was a result of increased cash balances from the private placement of preferred equity securities in 1998 and 1999 and from the initial public offering in October 1999, offset in part by an increase in interest expense relating to capital leases and other financing arrangements. Interest income increased from $121,000 to $441,000 to $2.0 million for the years ended December 31, 1997, 1998 and 1999, respectively. Interest expense increased from $36,000 to $144,000 to $305,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Income Taxes

We have recorded losses since inception, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes for the years ended December 31, 1997, 1998 and 1999.

Net Loss

Net loss increased from $4.2 million in 1997 to $14.1 million in 1998 to $46.8 million in 1999. The increases in net loss were primarily due to an increase in operating costs and expenses of $10.8 million from December 31, 1997 to December 31, 1998 and an increase of $41.3 million from the year ended December 31, 1998 to December 31, 1999.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the private placement of preferred equity securities, through which we had raised net proceeds of $63.7 million through December 31, 1999, and from an initial public offering in October and November 1999 which raised net proceeds of $68.8 million. We have also financed our operations through equipment lease financing and bank borrowings. As of December 31, 1999, we had outstanding equipment lease financing and bank borrowings totaling $2.2 million. We have no other available lines of credit or credit available under existing arrangements.

Cash used in operations was $9.5 million and $22.0 million in the years ended December 31, 1998 and 1999, respectively. The cash used was primarily the result of our operating losses in these periods. Cash used in operations primarily reflected cash received from customers of $1.3 million and $13.7 million in the years ended December 31, 1998 and 1999, respectively, offset by cash paid to suppliers and employees of $11.2 million and $37.3 million in the same periods.

We initially defer recording revenue at the time we sell our loyalty currencies, even though we have received cash up front from our customers for these sales. A significant portion of revenue is not recognized until the currency is redeemed by the consumer. The remaining revenue is recognized on a ratable basis over the periods in which marketing and support services are provided to merchants and members. As a result of this accounting method, the cash received from customers is substantially greater than the amount of revenues reported for these periods. The difference in these amounts is reflected primarily as an increase in the amount of deferred revenues for products and services shown on our consolidated balance sheet. Total deferred revenues increased on a net basis from cash transactions by $848,000 for year ended December 31, 1998 and $7.1 million during the year ended December 31, 1999. The growth in deferred revenues in the year ended December 31, 1999 was offset in part by an increase in accounts receivable of $1.3 million.

Cash paid to suppliers and employees was significantly less than costs and expenses reported for these same periods. This resulted from non-cash charges relating to depreciation, the amortization of deferred stock compensation, supplier stock awards and intangible assets arising from the Panttaja Consulting Group acquisition, and the use of ClickMiles in lieu of cash to pay for certain expenses. Non-cash amortization charges totaled $1.8 and $17.1 million in the years ended December 31, 1998 and 1999, respectively. The use of ClickMiles in lieu of cash to pay for certain expenses resulted in the deferral of cash payments of $1.5 million and $3.9 million during the years ended December 31, 1998 and 1999, respectively.

Investments in property and equipment were $1.2 million and $9.7 million in the years ended December 31, 1998 and 1999, respectively. Cash provided by financing activities was $17.9 million and $104.2 million in the years ended December 31, 1998 and 1999, respectively. Cash was provided by sales of preferred stock of $17.2 million and $34.9 million in the years ended December 31, 1998 and 1999, respectively, and through the Company's initial public offering in October 1999. Total net proceeds received from the sales of stock in connection with the initial public offering were approximately $68.8 million.

At December 31, 1999, in the ClickRewards Network we had 307.9 million ClickMiles outstanding which had been sold to merchants (of which 223.2 million had been awarded to members and are in circulation). The December 31, 1999 balance sheet includes approximately $6.2 million of deferred revenues relating to the product component of this currency, which will be recognized as revenue at the time of redemption. Other than barter exchanges, we have already received cash from our merchants relating to these points, which is unrestricted and which we can use for any corporate purpose. In addition, an additional 121.9 million ClickMiles which had been issued by us to pay for expenses in lieu of cash were outstanding. As of December 31, 1999, we had an accrued liability of approximately $2.3 million for the estimated cost of redemption of these points. All of these points expire if not redeemed by December 31, 2001. Although we have purchased some frequent flyer miles in advance, most of the funding to pay for the costs associated with these product redemption liabilities must come from available cash resources at the time of redemption. Although these liabilities are reflected as current liabilities in our balance sheet, the timing of the related liability is controlled by the actual redemptions, which could occur in irregular patterns over the next 2 years until expiration. Because we cannot control the timing of our members' decision to redeem points, should the rate of redemption of points exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

At December 31, 1999, in the Custom Loyalty programs we had 64.2 million custom loyalty currency points outstanding which had been sold to Custom Loyalty clients (of which 7.9 million had been awarded to members and are in circulation). The December 31, 1999 balance sheet includes approximately $329,000 of deferred revenues relating to the product component of these currencies, which will be recognized as revenue at the time of redemption. Other than barter exchanges, we have already received cash from our merchants relating to these points, which is unrestricted and which we can use for any corporate purpose. Most of the funding to pay for the costs associated with these product redemption liabilities must come from available cash resources at the time of redemption. Although these liabilities are reflected as current liabilities in our balance sheet, the timing of the related liability is controlled by the actual redemptions, which could occur in irregular patterns over the next 2 years until expiration. Because we cannot control the timing of our members' decision to redeem points, should the rate of redemption of points exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

At December 31, 1999, we had cash and equivalents totaling $75.3 million.

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

Recent Accounting Pronouncements

In June 1998 and June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 137 (SFAS 137), "Deferral of the Effective Date of SFAS 133," respectively. SFAS 133 and SFAS 137 require the recognition of all derivatives as either assets or liabilities in the statement of financial position, and to measure those instruments at its fair value, and are effective for all fiscal years beginning after June 15, 2000 with earlier adoption encouraged. As of December 31, 1999, the company did not engage in derivative instruments or hedging activities that would require the application of SFAS 133.

Quarterly Results of Operations


                                                                         Quarters Ended
                                                    ------------------------------------------------------
                                                     Mar. 31,       June 30,       Sept. 30     Dec. 31,
                                                      1998            1998            1998        1998
                                                    ----------------------------------------    --------
                                                    (in thousands, except per share amounts)
Revenues:

  Product                                           $      2        $      8        $     15    $     39
  Program-related services                                13             104             349         117
  Technical consulting services                           --              --              --          --
                                                    --------        --------        --------    --------
   Total revenues                                         15             112             364         156
                                                    --------        --------        --------    --------

Costs and expenses:

  Cost of product revenues                                 2               7              14          36
  Program-related services, marketing
  and support costs                                      684           1,755           1,640       3,214
  Cost of technical consulting services revenues          --              --              --          --
  Research and development                               685             716             804       1,178
  Selling, general and administrative                    704             615             715       1,100
  Amortization of deferred stock compensation,            73              91             290         732
    supplier stock awards and intangibles
                                                    --------        --------        --------    --------
    Total costs and expenses                           2,148           3,184           3,463       6,260
                                                    --------        --------        --------    --------
Loss from operations                                  (2,133)         (3,072)         (3,099)     (6,104)
Interest  income, net                                     53              21              82         141
                                                    --------        --------        --------    --------
Net loss                                            $ (2,080)       $ (3,051)       $ (3,017)   $ (5,963)
                                                    ========        ========        ========    ========
Pro forma net loss per share--basic
  and diluted (1)                                   $  (0.19)       $  (0.27)       $  (0.21)   $  (0.35)
                                                    ========        ========        ========    ========
Pro forma shares used in computing per share
 amounts--basic and diluted (1)                       10,968          11,208          14,072      17,263
                                                    ========        ========        ========    ========

                                                -----------------------------------------------
                                                  Mar. 31,    June 30,    Sept. 30     Dec. 31,
                                                    1999        1999        1999         1999
                                                   --------    --------    --------    --------
Revenues:

  Product                                          $    103    $    113    $    464    $    179
  Program-related services                              117         320         454       1,781
  Technical consulting services                       1,436         932       1,085         857
                                                   --------    --------    --------    --------
   Total revenues                                     1,656       1,365       2,003       2,817
                                                   --------    --------    --------    --------

Costs and expenses:

  Cost of product revenues                               92          93         553         230
  Program-related services, marketing
  and support costs                                   4,538       5,394       7,059       6,434
  Cost of technical consulting services revenues        817         679         880         680
  Research and development                            1,087         903       1,663       1,668
  Selling, general and administrative                 1,318       1,791       1,842       4,188
  Amortization of deferred stock compensation,        1,508       1,397       1,970       9,558
    supplier stock awards and intangibles
                                                   --------    --------    --------    --------
    Total costs and expenses                          9,360      10,257      13,967      22,758
                                                   --------    --------    --------    --------
Loss from operations                                 (7,704)     (8,892)    (11,964)    (19,941)
Interest  income, net                                    96         351         376         850
                                                   --------    --------    --------    --------
Net loss                                           $ (7,608)   $ (8,541)   $(11,588)   $(19,091)
                                                   ========    ========    ========    ========
Pro forma net loss per share--basic
  and diluted (1)                                  $  (0.41)   $  (0.36)   $  (0.48)   $  (0.64)
                                                   ========    ========    ========    ========
Pro forma shares used in computing per share
 amounts--basic and diluted (1)                      18,647      23,777      24,158      29,783
                                                   ========    ========    ========    ========

--------------------

(1) Gives retroactive effect to the conversion of all outstanding shares of preferred stock into common stock, which occurred upon the consummation of the initial public offering, had occurred as of the beginning of 1998.

RISK FACTORS

Business and Financial Risks

We have a history of losses and expect increasing future losses.

We incurred losses of $4.2 million in 1997, $14.1 million in 1998 and $46.8 million in 1999. Our net loss was 46,444%, 2,181% and 597% of our revenues for the years ended December 31, 1997, 1998 and 1999, respectively. As of December 31, 1999 we had an accumulated deficit of $65.4 million. We currently expect that we will continue to incur losses for the foreseeable future and that the magnitude of these losses will increase substantially. We cannot assure you of when or if we will become profitable. We believe that our ability to become profitable will be based on a number of factors, including the other risk factors listed in this section.

Because we have a limited operating history, it is difficult to evaluate our business and prospects.

We were incorporated in June 1996 and launched our first product in March 1998. Therefore, we have a limited operating history on which you can base an investment decision. Furthermore, the Internet promotion and direct marketing industry is a new industry. As such, our business is subject to certain challenges that a more mature company or a company operating in a more mature industry may not face, such as:

o     we have an unproven business model;
o     members may not redeem loyalty currencies in regular patterns;
o redemptions may exceed our available cash resources and cause fluctuations in our operating results;
o we are substantially dependent upon the expansion of the Internet and the growth of e-commerce;
o we expect competition to intensify as new competitors emerge and existing competitors offer new products and services;
o     we may be unsuccessful in establishing or maintaining our brand;
o we depend on the promotional efforts of our merchants and other third parties; and
o our sales cycles are unpredictable and may result in quarterly fluctuations in our operating results which could lower our stock price.

If the market for e-commerce fails to grow, our revenues will not grow.

Our success will depend in large part on the continued growth in the use of the Internet for commerce. We do not have direct control over the expansion of e-commerce, and to the extent that the market for e-commerce does not increase, our customer base and revenues will not grow.

In addition, critical and unresolved issues concerning the commercial use of the Internet may affect the development of the market for our products and services, including:

o the ability of consumers, sellers and other intermediaries to conduct e-commerce on a secure basis;
o the reliability of the Internet for e-commerce, including the regular availability of e-commerce sites;
o     the availability of low-cost access to the Internet for consumers; and
o availability of sufficient telecommunications bandwidth to consumers to enhance their ability to interact in the e-commerce shopping process.

If our supplier relationships become non-exclusive or are terminated, our competitive position will be harmed.

We believe that our relationships with major airlines and their frequent flyer programs are a source of competitive advantage, particularly to the extent that they remain exclusive in the area of points-based Internet promotions networks. While we believe that we have established a broad scope of exclusivity within our agreements with airlines, our competitors could circumvent the terms of these agreements. Furthermore, in some cases, airlines may terminate the exclusivity provisions contained in these agreements following notice periods ranging from 45 to 90 days. If Netcentives ceases to be the sole company offering frequent flyer miles for multiple airlines for use in points-based Internet promotions networks, our business would be harmed. Additionally, some of our airline agreements may be terminated in their entirety following notice periods ranging from 90 to 180 days without any termination fee. To the extent that Netcentives can no longer offer frequent flyer miles from one or more of our current rewards suppliers, our business would be harmed.

If our merchants terminate their relationships with us, our competitive position and financial results may suffer.

Our merchants may generally terminate their relationships with us on 30 days prior notice if changes we implement to the ClickRewards Network materially impact the merchant's ability to participate in the program. Any termination of merchant relationships could harm our business and financial results either directly through the loss of revenues we generate through these merchants or, more generally, through a perception of decreased value by our members or other merchants participating in the ClickRewards Network.

We are subject to intense competition, and we expect to face increased competition in the future.

As a provider of marketing infrastructure technologies and services, we generally compete with advertising and promotional programs for a portion of a customer's total marketing budget. In addition, we compete with a variety of businesses within the online promotions market. We believe that the Internet promotion and electronic direct marketing industry includes over 45 companies. For branded loyalty networks, our primary competition can be categorized as follows:

o Stand-alone loyalty programs and promotional tools developed by and/or for e-commerce sites, such as Autobytel.com Mobalist Rewards, CDnow Fast Forward Rewards, and CBS SportsLine Rewards.

o Other points-based programs from companies such as Cybergold, Beenz and MyPoints.

Our Enterprise Incentive Solutions products and services compete with existing, offline incentive products provided by parties such as Maritz Marketing Research, Carlson Marketing Group, Loyalty Group, a division of Alliance Data Systems and BI Performance Services. Our Custom Loyalty Network and Enterprise Incentive Solution products and services also compete with products offered by third parties, such as MyPoints.com.

For each of our programs, we expect competition to intensify as we expand our products and services and as more competitors enter our market. We believe that such future competition could come from newly formed companies and, more importantly, from traditional offline promotions and loyalty companies such as Carlson Marketing Group, Brierley & Partners and Signature Group, a division of GE Capital. In order to compete in our market, companies will need to develop the necessary Internet- based technology infrastructure, enter into relationships with key suppliers and obtain access to appropriate business processes. We believe that large offline promotions and loyalty companies have the necessary resources and expertise to do so. While we currently have contractual relationships with many rewards suppliers, such as airline frequent flyer programs, any of these suppliers could themselves enter our markets and provide us with substantial competition. Additionally, as we increasingly offer program elements to our customers on a stand-alone basis, we expect to encounter additional competition from companies outside of the loyalty promotions market.

Many of our potential competitors have greater resources than we do, which may impair our ability to compete.

Many of our potential competitors, and in particular offline promotions companies and offline rewards programs, have longer operating histories, stronger brand names and significantly greater financial, technical, marketing and other resources than we do. In addition, these companies may have existing relationships with our potential customers and may be able to respond to changes in market dynamics and technology faster than we can. We cannot assure you that we will be able to compete successfully against any potential competitors. If we are unable to compete successfully against any potential competitors, our business would suffer.

Because our business model is unproven, we cannot assure you that our revenue will grow or that we will become profitable.

Our business model depends upon our ability to leverage and to expand our network of ClickRewards Network merchants, Custom Loyalty Network customers, Enterprise Incentive Solutions customers, rewards suppliers and members to generate multiple revenue streams. The potential profitability of this business model is unproven, and to be successful we must, among other things, develop and market additional products and services to existing customers effectively. Finally, we may be forced by competitive pressures, industry consolidation or otherwise, to change our business model for certain or all of our customers, in which case our financial results could be harmed. Our business model may not be successful and we may not sustain revenue growth or achieve or sustain profitability.

Consumers may not redeem loyalty currencies in regular patterns. If redemptions are higher than we anticipate, our available cash resources could be depleted and our operating results could fluctuate.

A significant element of our business model is based on the effective management of the potential financial liabilities associated with our points-based loyalty products. We typically receive cash from a merchant for loyalty currencies months before the consumer earns and subsequently redeems the currency point. However, we typically do not pay for the redemption reward until the consumer redeems the currency point. Therefore, we do not control when we will incur this cash expenditure. As a result, over time, as the number of currency points in circulation increases, we will have increasing liabilities for the potential eventual redemption of these points, and consequently we will need to maintain adequate cash balances for any such future redemptions. Because we have very limited historical data with respect to redemption behavior, we cannot assure you that members will redeem their points in predictable patterns. If redemption requests are inconsistent with our expectations or exceed our available cash resources, our financial condition could be harmed. We do not currently have unused and available credit facilities or similar sources of external financing. Therefore, if we do not maintain adequate cash reserves we will be obligated to raise additional funds. In addition, because we recognize a portion of our revenues upon redemption by the consumer, unexpected redemptions could cause fluctuations in our operating results and cause our stock price to fluctuate.

If the market for marketing infrastructure technologies and services does not evolve as we anticipate, our business will be harmed.

The market for Internet-based promotion and direct marketing products and services has only recently developed and is rapidly changing. As is typical for a new and rapidly evolving industry, demand and market acceptance is uncertain, and few proven offerings exist. Moreover, since the market for our promotion products and services is new and evolving, it is difficult to predict the size of this market or its future growth rate, if any. We cannot assure you that a sufficient volume of merchants will accept online loyalty programs and promotions as a consumer attraction and retention device. If the market for Internet-based promotion and direct marketing fails to develop, develops more slowly than expected, or becomes saturated with competitors, or if our products fail to achieve market acceptance, our business would be harmed.

If factors outside of our control, or our member policies, cause loyalty currencies, frequent flyer miles or other redemption options to become less valuable, we may lose merchants and members.

We have based the ClickRewards Network, in part, on the assumption that frequent flyer miles of major airlines and similar rewards from other suppliers have a high perceived value for e-commerce shoppers. Furthermore, we have established ClickMiles as being redeemable one-for-one for the frequent flyer miles of several major airlines. To the extent that the airlines who provide us with frequent flyer miles reduce the value of such miles by increasing the number of miles required to achieve free travel, or by reducing the number of seats available for free travel, the perceived value of ClickMiles to consumers and, consequently, to merchants would be correspondingly reduced, which could harm our business. We have no control over the policies of these airlines. In addition, while we believe that e-commerce Web sites and shoppers currently have a high perceived value for frequent flyer miles and the other awards that we offer, if our belief is false, or if the perceptions of consumers shift over time, our business could be adversely affected. Finally, to the extent that we change the terms on which we offer or redeem ClickMiles, this may result in dissatisfaction with the ClickRewards Network or in lawsuits, either of which would harm our business or result in management distraction. For example, we have recently added an expiration provision to our ClickMiles rewards currency, such that consumers must redeem ClickMiles within 24 to 36 months of their award. We cannot assure you that this or other changes to our ClickRewards policies will not result in member or merchant dissatisfaction with, or reduced acceptance of, our products and services.

We depend on the ClickRewards Network and Netcentives Professional Services for most of our revenue; if we cannot develop revenues from new products, our financial results will be harmed.

Substantially all of our revenues have come from the ClickRewards Network and Netcentives Professional Services. Until we are able to develop revenues from additional products, any reduction in revenues from ClickRewards or any material unanticipated change in professional service-related revenues would harm our results of operations. While we hope that our Custom Loyalty Networks and Enterprise Incentive Solutions programs will account for a significant portion of our future revenues, we have had only limited experience with these programs. Therefore, we cannot assure you that we will be successful in establishing these products as sources of revenue or profitability, or that these are the appropriate programs on which we should be focusing our efforts. For year ended December 31, 1999, technical consulting services and currency related revenues were 55% and 45% of total revenues, respectively.

If we do not successfully establish or maintain our brands, our results of operations will suffer.

We believe that establishing and maintaining the Netcentives and ClickRewards brands are critical aspects of our efforts to attract, retain and expand our merchant and member base and traffic, and to increase ClickMiles revenues. As a result, we incurred $3.7 million and $7.8 million in advertising expenses for the year ended December 31, 1998 and 1999, respectively. We also believe that the importance of brand recognition will increase as the number of Internet marketing and promotions companies increases. In order to attract and retain merchants and members, we continue to increase our financial commitment to creating and maintaining brand loyalty. We are doing this using Internet-specific means, as well as more traditional means, such as media advertising campaigns via print, radio and billboards. If we do not generate a corresponding increase in revenues as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain our brand, our results of operations will suffer.

If our merchants or other customers fail to promote the ClickRewards Network or other loyalty programs effectively, our revenues could suffer.

Our business model is substantially dependent upon the promotional efforts of our merchants and other loyalty customers. For example, if our merchants do not prominently display ClickRewards offers or do not work with us to create promotional offers that are attractive and understandable to consumers, their ClickRewards promotions may not be successful, and as a result, we may not be successful. We cannot assure you that our merchants will continue to allocate sufficient technical resources and promotional budgets and efforts to make their ClickRewards promotions successful. If our merchants' promotional programs are not successful, our revenues could suffer.

Any delays in our normally lengthy sales cycles could result in significant fluctuations in our operating results.

The typical cycle to attract a new merchant to the ClickRewards Network is between three to six months and the cycle for attracting Custom Loyalty Network customers extends up to one year. Our sales are also unpredictable and involve significant strategic marketing decisions by prospective customers. Our sales process often requires us to educate potential customers about the uses and benefits of our products and services and promotion tools more generally. In particular, our Custom Loyalty Networks require customers to reconsider their business in fundamental ways and often involve large financial commitments. Finally, our prospective customers typically do not have personnel dedicated to the implementation of promotion products such as ours either at a technical or operational level. As a result, our customers typically spend substantial time before purchasing our programs in performing internal reviews and obtaining corporate approvals. We cannot be certain that this cycle will not lengthen in the future. Any delay in sales of our programs could cause our operating results to be significantly impaired.

Our future revenues are unpredictable, and our quarterly financial results may fluctuate significantly.

We expect that our revenues will vary substantially from quarter to quarter as a result of a variety of factors outside of our control. For example, because the majority of our products and services are related to e-commerce, we expect that ClickRewards merchants and Custom Loyalty Network customers will award more ClickMiles and custom loyalty currencies during the holiday shopping season. Similarly, at any given time, a limited number of customers conducting particularly large issuance or redemption promotions may account for a large fraction of our revenues. We will recognize the associated product and service revenues from these transactions over a period of up to 36 months. To the extent a large promotion ends or begins, or to the extent we begin or end recognizing revenue associated with the holiday season in a given quarter, our results for that quarter could be disproportionately affected. In addition we expect other factors outside of our control to affect our quarterly results, such as:

o     fluctuations in the growth rate of e-commerce;
o     changes in currency redemption and expiration patterns; and
o the concentration of our Custom Loyalty and Enterprise Incentive products and services among a limited number of customers.

Salaries, wages, and facilities-related expenses, which are relatively fixed in the short term, comprised 50% of our total operating costs and expenses in the year ended December 31, 1999. We expect such costs to continue to be a significant percentage of total expenses in future periods. In addition, other expenses, such as advertising and promotion, are incurred in advance of the associated expected revenues. As a result, fluctuations in revenues may have a disproportionate effect on our quarterly results of operations and consequently our stock price.

We do not currently have any unused credit or other external financing facilities. If we are unable to raise additional capital, our business and financial condition would suffer.

Since our inception, we have experienced negative cash flow from operations and we expect to continue to experience significant negative cash flow from operations for the foreseeable future. We believe that our current capital resources will be sufficient to meet our anticipated cash requirements for at least the next twelve months. After that time, we may be required to raise additional capital, and there can be no assurance that we will be able to raise these funds on reasonable terms, or at all. If we are unable to raise additional capital on reasonable terms, our current stockholders could suffer substantial dilution. In addition, we may be unable to pursue our current strategy, respond to competitive pressures or otherwise conduct our business in the manner in which we would like. Any of these events would harm our business and financial condition.

If we are unable to recover the amounts relating to intangible assets that we have recorded, our financial results would be harmed.

We recorded a $3.5 million asset relating to the value of consulting relationships acquired in connection with our acquisition of Panttaja Consulting Group, Inc. We are amortizing this amount over the two-year period beginning in December 1998, and our December 31, 1999 balance sheet includes $1.5 million relating to this intangible asset. We cannot assure you that the business associated with those relationships will not deteriorate or that this business will not be terminated. If this business or these relationships are terminated, we would be forced to write down the value of this intangible asset, which would harm our financial results.

We do not intend to pay dividends.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and therefore do not expect to pay any cash dividends in the foreseeable future.

Technical Risks

If our systems do not prevent fraudulent transactions, our business and financial condition could suffer.

Even though we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. If a third party is able to conduct fraudulent transactions on our servers or tamper with transactions that occur between our servers and our suppliers, members or merchants, we could be financially liable for such transactions. In addition, our reputation and business could suffer.

Our network infrastructure may be compromised or damaged, which could harm our business and financial condition.

We utilize the services of Exodus Communications to host our production servers and provide us with telecommunications links. The successful delivery of our services is substantially dependent on our ability and the ability of Exodus to protect our server and network infrastructure against damage from:

o     human error;
o     fire;
o     flood;
o     power loss;
o     telecommunications failure;
o     on-line or physical sabotage; and
o     intentional acts of vandalism.

In addition, our primary server and network infrastructure is located in a single location in Northern California, an area susceptible to earthquakes, which could cause system outages or failures if one should occur. Although we have redundant systems for our server and network infrastructure, they are all located at a single site. Despite precautions taken by Exodus and us, the occurrence of other natural disasters or other unanticipated problems at our respective facilities could result in interruption in the services we provide or significant damage to our server and network infrastructure. If any of these events occur, interruptions, delays, or the loss or corruption of critical data or cessations in service may result, which could harm our business and financial condition. In addition, our reputation and the Netcentives and ClickRewards brands could suffer.

The failure of our computing systems could result in financial losses or impair our reputation.

The performance of our hardware and software is critical to our business, reputation and ability to attract members, merchants and rewards suppliers to the ClickRewards Network and our Custom Loyalty Networks. Although we have designed our system to continue operating despite software or physical failures, system failures that cause an interruption in service or a decrease in responsiveness of our transaction processing or data storage capabilities could impair our reputation and the attractiveness of our brands. We rely on Exodus for a significant portion of our Internet connectivity as well as monitoring and managing of power and operating environment for our server and networking equipment. Periodically, we experience unscheduled downtime which results in our members and merchants being unable to check their statements or request redemptions. For example, a power failure at Exodus in March 1999 caused approximately eight hours of interruption in our network. To date, these interruptions have not had a material impact on our financial results. However, any future interruptions in service could result in financial losses or impair our reputation.

Delays in integrating our services with customer systems could result in fluctuations in financial results or the loss of potential customers.

In order for our customers to utilize our products, they usually must install our software on their computer systems and implement promotions on their Web sites. For customers implementing Custom Loyalty Networks, substantial systems integration may be required. Our software is not designed for every available platform and system. Many of our potential customers have older computer systems and manual processes that were not designed with promotion products in mind. Therefore, the integration process may become so complex as to delay a customer's implementation of a program and potentially prevent the sale of a promotion product altogether. In addition, many of our potential customers have limited technical resources and promotion budgets. They may not have the capacity to install and maintain our software in order to use our products effectively or implement them at all. To the extent that the software component of our products cannot be integrated with the computer platforms and software currently used by our potential customers, or these customers do not have the technical or financial resources to implement our software effectively, our potential customer base and revenues would be reduced.

System capacity constraints may result in a loss of revenues.

An increase in the use of our products could strain the capacity of our systems, which could lead to slower response time or system failures. System failures or slowdowns adversely affect the speed and responsiveness of our rewards transaction processing. These would diminish the experience for our members and reduce the number of transactions, and, thus, could reduce our revenue. Although we have designed and tested our system to handle at least 100 times the highest daily transaction volume we have experienced to date, the ability of our systems to manage this volume of transactions in a production environment is unknown. As a result, we face risks related to our ability to scale up to our expected transaction levels while maintaining satisfactory performance. If our usage of telecommunications bandwidth increases, we will need to purchase additional servers and networking equipment and rely more heavily on Exodus and its services to maintain adequate data transmission speeds. The availability of these products or services may be limited or their cost may be significant.

Software defects or errors could damage our reputation or result in a loss of revenues.

The software that we have developed is complex and may contain undetected errors or defects, especially when newer versions are released. Any errors or defects that are discovered after commercial release or that delay a commercial release could result in lost revenues, errors in member account information, delays in the introduction of new products or services, delays in implementation of promotions, customer or member dissatisfaction and damage to our reputation.

Legal Risks

We could become involved in disputes regarding the validity of our patents which would result in unexpected expenses and management distraction.

The Internet, and specifically the market for e-commerce and online advertising, direct marketing and promotions, is characterized by a rapidly evolving legal landscape. A variety of patents relating to this market have been issued in the recent past, including our own patents which relates generally to online incentive award programs. One aspect of our patents is directed to a computer system for implementing an incentive award program, with the computer system including an online product catalog, an online awards catalog and a database for storing account information for each user of the incentive award program. Our patents protect the architecture on which all of our online loyalty products and services are based. We also believe that many current and potential competitive products may use the architecture covered by our patents. Therefore, we believe these patents are important to our business. We believe that several additional, related patents are currently pending. We believe that there will continue to be substantial activity in this area and that litigation may arise due to our attempts or a third party's efforts to enforce their respective patent rights.

We may incur substantial expenses and management attention may be diverted if litigation occurs. In addition, whether or not any claims against us are meritorious, we may be required to enter into license agreements or be subject to injunctive or other equitable relief, any of which would result in unexpected expenses and management distraction.

We may be subject to claims as a result of our database marketing efforts which could result in a loss of members and revenues.

A component of our strategy is leveraging our database marketing technologies. We have designed our technology infrastructure and services to allow us to aggregate data regarding specific member behavior throughout the network. We have a strict privacy policy that governs how we use information about our members. We currently do not sell this information to third parties and have no plans to do so in the future. Furthermore, our communications are not sent to members who have declined to be contacted. However, we cannot assure you that certain persons who receive promotional materials from us will not be dissatisfied with being contacted. In addition, while we strictly protect the identity of individual members on our networks, we do provide merchants and rewards suppliers with aggregate information regarding network participation, and we cannot ensure that such aggregated information will not be the cause of dissatisfaction among our members. There has been substantial publicity regarding privacy issues surrounding the Internet, and to the extent that our database marketing efforts conflict with any privacy protection initiatives, or if any private information is inadvertently made public, we may be subject to legal claims. If members of our networks become dissatisfied as a result of our database marketing efforts, or if we become the subject of legal proceedings in this regard, our business and results of operations would suffer.

Federal, state and local governments may further regulate e-commerce and travel awards which could reduce our ability to become profitable.

The frequent flyer miles and other travel awards that we currently award are the subject of substantial government regulation, including excise taxes. In addition, our rewards are frequently used as prizes in sweepstakes operated by our customers, which are subject to substantial regulation. Finally, as a result of the increasing popularity of the Internet and e-commerce, a number of legislative and regulatory proposals that affect e-commerce are under consideration by federal, state, local and foreign governmental organizations. Thus it is possible that a number of laws or regulations may be adopted with respect to the Internet, e-commerce and online database marketing. In the event that our rewards, the promotions operated by our merchants or e-commerce generally becomes the subject of further regulation or taxation, including the taxation of frequent flyer miles received by consumers, this regulation or taxation could have a negative effect on our financial results or our ability to sell our products.

If we are unable to protect our proprietary rights adequately, our competitive position would suffer.

We currently rely on a mixture of patents, copyrights, trademarks, trade secrets and agreements with third parties and employees to protect our proprietary rights. We have patents that relate generally to online incentive award programs. One aspect of our patents is directed to a computer system for implementing an incentive award program, with the computer system including an online product catalog, an online awards catalog and a database for storing account information for each user of the incentive award program. Netcentives, ClickRewards, ClickMiles, Custom Loyalty Networks, Enterprise Incentive Solutions, RewardBroker, Secure Value Transfer Protocol, SecureReward Architecture, the Netcentives logo and the ClickRewards logo are trademarks of Netcentives. We copyright our Web site content, our software and our sales and promotional literature. Despite our efforts to protect our proprietary rights, unauthorized parties may use aspects of our business model and products and obtain and use information we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of such breaches. We believe that each of these proprietary rights is important to our business in our effort to prevent unauthorized use of our technology and processes and protect our investment in establishing and maintaining our brand. Furthermore, we may expand internationally, and many countries do not protect intellectual property rights to the same extent as the laws of the United States. In the event that we are unable to protect our proprietary rights, our business, financial condition and results of operations could be materially adversely affected.

Our competitors may independently develop technologies or business models that are substantially equivalent or superior to ours. We have licensed our patents to MyPoints.com and The Sperry and Hutchinson Company, competitors of ours who may use these licenses to develop programs which may compete with programs we develop or manage. We may decide to license our patents to other competitors. Licensees of our patents will be able to compete with us using our business process. The royalties we receive from these licenses, if any, may not be sufficient to offset the competitive damage caused by the competitors we enable. If these competitors are more effective at exploiting our patents than we are, our business, financial condition and results of operations would suffer.

Our officers and directors control a large percentage of our voting stock and will be able to control matters requiring stockholder approval.

As of March 17, 2000, our executive officers and directors, and the venture capital funds that some of our directors represent, beneficially own approximately 41.2% of our outstanding common stock in the aggregate. As a result, these stockholders are currently able to exercise effective control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate matters, such as mergers and acquisitions and amendments to our Certificate of Incorporation. This concentration of ownership may delay, deter or prevent transactions that would result in the change of control of Netcentives, which in turn could reduce the market price of our common stock.

Our Certificate of Incorporation and Bylaws and Delaware law contain provisions that could discourage a takeover.

Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law may delay, deter or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

o     authorizing the board to issue additional preferred stock;
o     prohibiting cumulative voting in the election of directors;
o     limiting the persons who may call special meetings of stockholders;
o     establishing a staggered board of directors;
o     prohibiting stockholder action by written consent; and
o establishing advance notice requirements for nominations for election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Management Risks

We may not be successful in integrating any businesses or technologies we have acquired and may acquire in the future, which could harm our financial position or result in management distraction.

We have acquired and may continue to acquire or make investments in complementary businesses, products, services or technologies. For example, in January 2000, we acquired MaxMiles Inc. and in March 2000, we acquired UVN Holdings, Inc. We have also executed an agreement to purchase Post Communications, Inc. From time to time we have had discussions with companies regarding acquiring or investing in their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. We may have difficulty assimilating the products, services or technologies of companies we have acquired or may acquire into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and harm our results of operations due to accounting requirements such as goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

Expanding internationally will create management and financial difficulties.

We intend to enter new international markets, including Canada and Europe. This expansion will require significant management attention and financial resources. International operations are subject to a number of risks and uncertainties, including:

o the difficulties and costs of staffing and managing international operations;
o the need to establish relationships with distributors and the performance of these distributors;
o the difficulties and costs of localizing products for international markets;
o     unexpected changes in regulatory requirements;
o legal uncertainties regarding liability, Internet commerce restrictions, tariffs, the offering of purchase incentives and trade barriers;
o     inadequate protection of intellectual property in some countries;
o     increased difficulty in collecting delinquent or unpaid accounts;
o     fluctuations in the value of the U.S. dollar relative to other currencies;
o     potentially adverse tax consequences; and
o     political and economic instability.

Any of these factors could impair our ability to expand into international markets. Similarly, we cannot accurately predict the impact that future fluctuations in currency exchange rates may have on our business, operating results or financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no holdings of derivative financial or commodity instruments at December 31, 1999. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short- term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on December 31, 1999, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on December 31, 1999, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

The table below presents principal amounts (in thousands) and related weighted average fixed interest rates for our investment portfolio.

                                                     Expected Maturity       Estimated Fair Value
                                                           2000              at December 31, 1999
                                                     -----------------       --------------------
Federal instruments                                       $15,400                   $15,400
Weighted average fixed interest rate                         5.34%
Commercial paper & short-term obligations                  59,890                    59,890
Weighted average fixed interest rate                         5.99%
Total portfolio                                           $75,290                   $75,290

As of December 31, 1999, we had $75.3 million of cash and cash equivalents earning a weighted average variable interest rate of 5.85%.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Netcentives Inc.:

      We have audited the accompanying consolidated balance sheets of Netcentives Inc. and its subsidiary as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in
Item 14 (b). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Netcentives Inc. and its subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 3, 2000
(March 3, 2000 as to the last two paragraphs of Note 16)

                                NETCENTIVES INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                                           December 31,
                                                                                     ------------------------
                                                                                        1998           1999
                                                                                     ---------      ---------
ASSETS
Current assets:
     Cash and equivalents ........................................................   $  13,651      $  75,290
     Short-term investments ......................................................          --         10,812
     Accounts receivable (net of allowance for doubtful accounts of $0 and $50)...         893          2,169
     Prepaid incentive awards ....................................................       1,600          1,534
     Prepaid expenses and other current assets ...................................         147          1,169
                                                                                     ---------      ---------
        Total current assets .....................................................      16,291         90,974
Property and equipment--net ......................................................       1,858          8,963
Intangible assets--net ...........................................................       3,611          1,724
Other assets .....................................................................         175          3,040
                                                                                     ---------      ---------

        Total assets .............................................................   $  21,935      $ 104,701
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank loan payable ...........................................................   $     100      $      --
     Accounts payable ............................................................       1,324          1,134
     Accrued compensation and benefits ...........................................         667          1,818
     Accrued redemption costs ....................................................         509          2,256
     Other accrued liabilities ...................................................       1,198          2,926
     Deferred revenue--product ...................................................       1,250          6,489
     Deferred revenue--services ..................................................         656          3,572
     Current portion of long-term obligations ....................................         664          1,008
                                                                                     ---------      ---------
        Total current liabilities ................................................       6,368         19,203
Long-term obligations ............................................................       1,233          1,234

Commitments and contingencies (Notes 3, 5, 7, 12, 13 and 16)

Stockholders' equity:
     Preferred stock, $.001 par value--shares authorized:  1998, 16,050,000;
        1999, 5,000,000; shares outstanding: 1998, 15,168,652; 1999, none ........          15             --
     Common stock, $.001 par value--shares authorized: 1998 and 1999,
        30,000,000 and 100,000,000; shares outstanding: 1998 and 1999, 4,894,069
        and 32,355,099 ...........................................................           5             33
     Paid-in capital .............................................................      41,654        165,731
     Deferred stock expenses .....................................................      (8,433)       (15,665)
     Receivables from sales of stock .............................................        (350)          (450)
     Accumulated deficit .........................................................     (18,557)       (65,385)
                                                                                     ---------      ---------
        Total stockholders' equity ...............................................      14,334         84,264
                                                                                     ---------      ---------
        Total liabilities and stockholders' equity ...............................   $  21,935      $ 104,701
                                                                                     =========      =========

                See notes to consolidated financial statements.

                                NETCENTIVES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                    Years Ended
                                                                    December 31,
                                                                 1997          1998         1999
                                                                 ----          ----         ----
Revenues:
     Product .............................................     $     --      $     64      $    859
     Program-related services ............................            9           583         2,672
     Technical consulting services .......................           --            --         4,310
                                                               --------      --------      --------
          Total revenues .................................            9           647         7,841
                                                               --------      --------      --------
Costs and expenses:
     Cost of product revenues ............................           --            59           968
     Program-related services, marketing and support costs        1,496         7,293        23,425
     Cost of technical consulting services revenues ......           --            --         3,056
     Research and development ............................        1,505         3,383         5,321
     Selling, general and administrative .................        1,210         3,134         9,139
     Amortization of deferred stock compensation .........           --           296         4,105
     Amortization of supplier stock awards ...............           63           811         8,551
     Amortization of intangibles .........................           --            79         1,777
                                                               --------      --------      --------
          Total costs and expenses .......................        4,274        15,055        56,342
                                                               --------      --------      --------
Loss from operations .....................................       (4,265)      (14,408)      (48,501)
Interest income ..........................................          121           441         1,978

Interest expense .........................................          (36)         (144)         (305)
                                                               --------      --------      --------
Net loss .................................................     $ (4,180)     $(14,111)     $(46,828)
                                                               ========      ========      ========

Net loss per share--basic and diluted ....................     $  (5.70)     $  (8.58)     $  (4.99)
                                                               ========      ========      ========

Shares used in computing per share amounts--basic
   and diluted ...........................................          734         1,644         9,376
                                                               ========      ========      ========
Pro forma net loss per share on a converted basis--
   basic and diluted .....................................                   $  (1.05)     $  (1.95)
                                                                             ========      ========
Shares used in computing pro forma per share amounts
   on a converted basis ..................................                     13,422        24,019
                                                                             ========      ========

                 See notes to consolidated financial statements.

                                NETCENTIVES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1997 , 1998 and 1999
                    (In thousands, except per share amounts)

                                                             Preferred Stock         Common Stock
                                                             ---------------         ------------          Paid-In
                                                            Shares     Amount     Shares        Amount     Capital
                                                            ------     ------     ------        ------     -------
BALANCES, December 31, 1996 .........................        1,938    $      2      2,050      $      2    $  1,408
  Sale of Series C preferred stock, at $1.30 per
    share, net of expenses of $17 ...................        7,755           8                               10,057
  Sale of common stock ..............................                               1,564             2         216
  Exercise of common stock options ..................                                 122                        13
  Stock warrants issued .............................                                                           386
  Amortization of stock warrant expenses ............
  Net loss ..........................................
                                                            ------    --------     ------      --------    --------
BALANCES, December 31, 1997 .........................        9,693          10      3,736             4      12,080
  Sale of Series D preferred stock, at $3.15 per
    share, net of expenses of $18 ...................        5,476           5                               17,226
  Sale of common stock to officer ...................                                 200                       630
  Common stock issued for patent ....................                                  35                        76
  Exercise of common stock options ..................                                 115                        19
  Stock warrants issued .............................                                                            31
  Increase in value of unvested warrants ............                                                         1,038
  Deferred stock compensation related to
    option grants ...................................                                                         7,071
  Shares issued in Panttaja acquisition .............                                 808             1       2,547
  Vested options issued in Panttaja
    acquisition .....................................                                                           936
  Amortization of deferred stock expenses ...........
  Net loss ..........................................
                                                            ------    --------     ------      --------    --------
BALANCES, December 31, 1998 .........................       15,169          15      4,894             5      41,654
  Sale of Series E preferred stock, at $6.82 per
    share, net of expenses of of $1,049 .............        5,278           6                               34,941
  Sale of common stock at $12.00 per share, net of
    expenses of $7,193 ..............................                               6,336             6      68,833
  Exercise of Series B preferred stock warrants .....          135                                              132
  Conversion of preferred  stock to common stock
    effective on the initial public offering ........      (20,582)        (21)    20,582            21
  Common stock issued to employee ...................                                 100                     2,046
  Issuance of receivable related to previously issued
    common stock ....................................

  Exercise of common stock options ..................                                 443             1         239
  Stock warrants and options issued to non-employees                                                          8,098
  Increase in value of unvested warrants ............                                                         9,718
  Deferred stock compensation related to
    option grants ...................................                                                            70
  Amortization of deferred stock expenses ...........
  Net loss ..........................................
                                                            ------    --------     ------      --------    --------
BALANCES, December 31, 1999 .........................           --    $     --     32,355      $     33    $165,731
                                                            ======    ========     ======      ========    ========

                                                                Deferred    Receivables
                                                                 Stock      from Sales    Accumulated
                                                                Expenses     of Stock        Deficit        Total
                                                                --------     --------        -------        -----
BALANCES, December 31, 1996 .........................          $     --      $     --       $   (266)     $  1,146
  Sale of Series C preferred stock, at $1.30 per
    share, net of expenses of $17 ...................                                                       10,065
  Sale of common stock ..............................                        $   (217)                           1
  Exercise of common stock options ..................                              (3)                          10
  Stock warrants issued .............................          $   (386)                                        --
  Amortization of stock warrant expenses ............                86                                         86
  Net loss ..........................................                                         (4,180)       (4,180)
                                                               --------      --------       --------      --------
BALANCES, December 31, 1997 .........................              (300)         (220)        (4,446)        7,128
  Sale of Series D preferred stock, at $3.15 per
    share, net of expenses of of $18 ................                                                       17,231
  Sale of common stock to officer ...................              (500)         (130)                          --
  Common stock issued for patent ....................                                                           76
  Exercise of common stock options ..................                                                           19
  Stock warrants issued .............................               (31)                                        --
  Increase in value of unvested warrants ............            (1,038)                                        --
  Deferred stock compensation related to
    option grants ...................................            (7,071)                                        --
  Shares issued in Panttaja acquisition .............              (630)                                     1,918
  Vested options issued in Panttaja
    acquisition .....................................                                                          936
  Amortization of deferred stock expenses ...........             1,137                                      1,137
  Net loss ..........................................                                        (14,111)      (14,111)
                                                               --------      --------       --------      --------
BALANCES, December 31, 1998 .........................            (8,433)         (350)       (18,557)       14,334
  Sale of Series E preferred stock, at $6.82 per
    share, net of expenses of of $1,049 .............                                                       34,947
  Sale of common stock at $12.00 per share, net of
    expenses of $7,193 ..............................                                                       68,839
  Exercise of Series B preferred stock warrants .....                                                          132
  Conversion of preferred  stock to common stock
    effective on the initial public offering ........                                                           --
  Common stock issued to employee ...................            (2,046)                                        --
  Issuance of receivable related to previously issued
    common stock ....................................                            (100)                        (100)
  Exercise of common stock options ..................                                                          240
  Stock warrants and options issued to non-employees             (8,098)                                        --
  Increase in value of unvested warrants ............            (9,718)                                        --
  Deferred stock compensation related to
    option grants ...................................               (70)                                        --
  Amortization of deferred stock expenses ...........            12,700                                     12,700
  Net loss ..........................................                                        (46,828)      (46,828)
                                                               --------      --------       --------      --------
BALANCES, December 31, 1999 .........................          $(15,665)     $   (450)      $(65,385)     $ 84,264
                                                               ========      ========       ========      ========

                See notes to consolidated financial statements.

                                NETCENTIVES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Years Ended December 31,
                                                       -----------------------------------------
                                                          1997            1998            1999
                                                       ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                      $      45       $   1,294       $  13,680
     Cash paid to suppliers and employees                 (4,222)        (11,156)        (37,630)
     Cash paid for interest                                  (23)           (114)           (261)
     Cash paid for income taxes                               (2)                             --
     Interest received                                       121             441           1,978
                                                       ---------       ---------       ---------
        Net cash used in operating activities             (4,081)         (9,535)        (22,233)
                                                       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                    (967)         (1,157)         (9,729)
     Purchases of short-term investments                                    (150)        (10,812)
     Other long-term assets                                                  (58)            110
                                                       ---------       ---------       ---------
        Net cash used in investing activities               (967)         (1,365)        (20,431)
                                                       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sales of common stock                                    11              19          69,079
     Issuance of receivable related to previous
        issuances of common stock                             --              --            (100)
     Bridge financing                                      1,321              --              --
     Sales of preferred stock                              8,744          17,231          35,079
     Borrowings on long-term debt                            279           1,141           1,366
     Principal payments on long-term debt                    (17)           (248)         (1,021)
     Principal payments on bank loan, net                    200            (200)           (100)
                                                       ---------       ---------       ---------
        Net cash provided by financing activities         10,538          17,943         104,303
                                                       ---------       ---------       ---------

NET INCREASE IN CASH AND EQUIVALENTS                       5,490           7,043          61,639
CASH AND EQUIVALENTS, Beginning of year                    1,118           6,608          13,651
                                                       ---------       ---------       ---------

CASH AND EQUIVALENTS, End of year                      $   6,608       $  13,651       $  75,290
                                                       =========       =========       =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of debt to preferred stock             $   1,321       $     --        $      --
                                                       =========       =========       =========
     Stocks and warrants issued in exchange
       for patent                                      $      10       $     76        $      --
                                                       =========       =========       =========
     Sales of stock for notes and accounts
       receivable                                      $     217       $    130        $      --
                                                       =========       =========       =========
     Acquisition of Panttaja:
       Value of stock and options issued,
         net of deferred stock compensation                            $   2,854
       Cash paid                                                             194
       Liabilities assumed                                                 1,090
                                                                       ---------
          Assets acquired (including intangibles
             of $3,526)                                                $   4,138
                                                                       =========

                See notes to consolidated financial statements.

                                NETCENTIVES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1997, 1998 and 1999

1. Business and Operations

      Netcentives Inc. (the "Company") provides Internet-based merchants, portals and community sites with promotion tools to drive consumer behavior, loyalty, and sales on the Internet. The Company was incorporated in California in June 1996 and was reincorporated in Delaware in February 1999. On October 13, 1999, the Company completed its initial public offering of common stock.

      The Company has developed an Internet-based network (the "ClickRewards Network") of merchants ("Merchants"), consumers ("Members") and redemption award suppliers ("Suppliers"). The Company has developed a promotional currency ("ClickMiles") which is used throughout the network. The Company sells ClickMiles to Merchants who use them as promotional incentives to drive their consumers' behavior in areas such as brand loyalty and increased transaction size. As consumers are awarded ClickMiles, they establish accounts and become Members of the Company's ClickRewards program. Consumers can accumulate and manage ClickMiles on their personal online account and redeem these for frequent flyer airline miles or other merchandise. ClickMiles expire if not redeemed within specified periods. Members who do not record any activity for a twelve-month period forfeit their accumulated ClickMiles. The Company also offers its Merchants consulting, promotional, and direct marketing services for a variety of fee arrangements. The Company also offers programs similar to the ClickRewards Network for Enterprise Incentive clients ("Enterprise Incentive Solutions") and to Custom Loyalty clients ("Custom Loyalty Programs").

      In December 1998 the Company acquired Panttaja Consulting Group, Inc. (see
Note 3). The Company now provides technical consulting services to its Merchants as well as other customers through this wholly-owned subsidiary.

      In January 2000, the company acquired MaxMiles, Inc., a provider of personal aggregation technologies. In February 2000, the company signed a definitive agreement to acquire Post Communications, a provider of customized email marketing services. In March 2000, the Company acquired UVN Holdings, Inc.
(UVN), which utilizes payment card data to recognize and reward online and offline purchasing behavior (see Note 16).

2. Summary of Significant Accounting Policies

      Principles of Consolidation--The accompanying consolidated financial statements include the accounts of Netcentives Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

      Cash equivalents consist of highly-liquid debt instruments with a maturity at time of purchase of three months or less.

      Short term investments consist of highly-liquid debt instruments with a maturity at time of purchase of three months or greater but less than one year.

      Prepaid Incentive Awards--The Company has purchased frequent flyer airline miles ("airmiles") under frequent flyer programs from several airlines. Such airmiles are stated at cost determined on a weighted-average basis.

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three years.

      Income Taxes--The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

      Revenue Recognition--The Company allocates the sales price of ClickMiles and the rewards points used in Custom Loyalty programs and Enterprise Incentive Solutions (collectively "Reward Points") based on relative fair values between the redemption component of the award ultimately provided to the Member (the "product component") and its service components. These service components consist of support services provided to Custom Loyalty clients; and ClickRewards Members, as well as marketing services provided to Merchants in the ClickRewards Network. The fair value of the product component of the ClickMile is determined based on separate pricing offered by the Company as well as other objective evidence; the product component of other Rewards Points is specified under the arrangement with the Custom Loyalty client. Service component revenues represent the difference between the product component and the amount received from the sale of the Reward Points. The product component of revenues is deferred until the Member redeems the Reward Points for frequent flyer miles or other awards, or until the Reward Points expire. The service components of the Reward Points sale are initially deferred until the sale of the Reward Points becomes non-refundable, which typically is upon award of the currency by the Merchant to the Member.

      Upon award of the Reward Points by the Merchant to a Member, revenues attributable to the support service component generally are amortized over the period from award through expected redemption or expiration (the life of the Reward Points). The expected life used to date has been the maximum life of the Reward Point, which the Company has set as the third December following award for ClickMiles and which Custom Loyalty clients have established for periods generally of two to three years. To the extent Reward Points are redeemed prior to their expiration date, the remaining amount of deferred service revenue associated with the support service is recognized at that time. Revenues attributable to the marketing services component of ClickMiles are recognized over different periods based on the terms of the Merchant arrangement. For Merchants who purchase ClickMiles on a nonrefundable basis and which expire if not awarded within a six-month period, the marketing service period is determined to be that six-month period and revenue is amortized over that period. For Merchants who purchase ClickMiles on a refundable non-expiration basis, the marketing service period is assumed to be the life of the ClickMile. Upon termination of a Merchant relationship, unamortized deferred service revenue attributable to the Merchant is recognized as revenue.

      Deferred revenues arising from non-refundable Reward Points which have not been awarded by a Merchant are recognized as program-related service revenues at the time the Reward Points are forfeited by the Merchant.

      The Company exchanges Reward Points with certain of its Merchants in return for advertising and merchandise. Such advertising services are recorded as an expense or prepaid asset, as appropriate, based on the lower of the estimated fair value of the services received or the cash value of the Reward Points issued. Revenues from such barter transactions are accounted for on the same basis as cash transactions; i.e., the product component of revenues is deferred until redemption and the marketing services component is recognized over the service period. In 1999, approximately $1,040,000 of advertising expense was recognized under these arrangements, of which 86% was transacted with three Merchants. ClickMiles exchanged for advertising are non-returnable and must be awarded by the Merchant within a specified time frame. Program-related service revenues for 1998 include $296,000 from an Internet portal which provided the advertising services but permitted the ClickMiles it purchased to expire unissued.

      Program-related revenues are comprised of the service component of Reward Points described above, as well as advertising and other direct marketing services provided to Merchants, and are recognized as these services are performed. In addition, program-related revenues include the initial set-up fees on some of our Custom Loyalty programs. We recognize these set-up fees and related costs related to these revenues over the minimum life of the Custom Loyalty programs contracts.

      Technical consulting service revenues are provided by Netcentives Professional Services (NPS) and are recognized as the services are performed. NPS offers consulting services in relationship marketing, developing e-commerce applications and implementing our promotion solutions.

      Accrued Redemption Costs--The Company issues ClickMiles to certain Merchants in exchange for Member referrals and other cross-promotional activities, and awards ClickMiles directly to Members in connection with promotional and other activities. These ClickMiles are accounted for as expenses and an accrual is recorded at the time they are exchanged for these services for the expected costs to be incurred at redemption.

      Advertising Costs--Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense was approximately $534,000 in 1997, $3,652,000 in 1998 and $7,753,000 in 1999.

      Stock-Based Compensation--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

      The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received.

      Comprehensive Income--For the periods presented, the Company's comprehensive loss, as defined by SFAS No. 130, Reporting Comprehensive Income, is equal to its net loss.

      Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results will differ from these estimates.

      Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and equivalents, short-term investments, and accounts receivable. Risks associated with cash are mitigated by banking and creditworthy institutions. Cash equivalents and short-term investments consist primarily of governmental obligations, commercial paper and bank certificates of deposit and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over diverse customers who make up the Company's customer base. At December 31, 1998, one customer accounted for 17% of total accounts receivable. At December 31, 1999, two customers accounted for 18% and 13% of total accounts receivable.

      Recently Issued Accounting Standards--In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires the capitalization of direct costs after management commits to funding a project it believes will be completed and used to perform the functions intended. The Company adopted SOP 98-1 in 1999 as it is applicable to certain software systems internally developed by the Company. Through December 31, 1998, no development costs had been capitalized. For the year ended December 31, 1999, the Company capitalized $2,554,000 of development costs.

      In June 1998 and June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 137 (SFAS 137), Deferral of the Effective Date of SFAS 133, respectively. SFAS 133 and SFAS 137 require the recognition of all derivatives as either assets or liabilities in the statement of financial position, and to measure those instruments at its fair value, and are effective for all fiscal years beginning after June 15, 2000 with earlier adoption encouraged. As of December 31, 1999, the Company did not engage in derivative instruments or hedging activities that would require the application of SFAS 133.

      Fair Value of Financial Instruments--The carrying amount of cash and cash equivalents, accounts receivable, capital leases and long-term debt approximate fair value, based on management's estimate.

      Reclassifications--Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications had no impact to net loss or total stockholders' equity.

3. Acquisition of Panttaja

      On December 18, 1998, the Company acquired all of the outstanding shares and assumed the outstanding options of Panttaja Consulting Group, Inc. ("Panttaja"), a software consulting firm, in exchange for 808,780 shares of common stock valued at $2,548,000, cash of $194,000 and options to purchase 455,648 shares of Company stock at $0.254 per share, of which 306,755 were vested at the date of the acquisition and have been included as part of the acquisition price at their fair value of $936,000. The common stock includes 200,000 shares subject to vesting over a four-year period, which has initially been recorded as deferred stock compensation and will be expensed over the vesting period. The Company agreed to pay the stockholders up to an additional cash of $450,000 within 13 months following closing based on meeting certain employment retention milestones, which was considered probable at the time of the acquisition and was accrued as part of the purchase price of Panttaja. Remaining amounts owed at December 31, 1999 were paid in January 2000.

      The acquisition was accounted for as a purchase and, accordingly, the results of operations of Panttaja since the date of acquisition have been included in the Company's consolidated financial statements. The total consideration exceeded the fair value of the net assets acquired by $3,526,000, which represents the value of the existing consulting relationships and is being amortized on a straight-line basis over two years.

      The following unaudited pro forma information shows the results of operations for the two years ended December 31, 1997 and 1998 as if the Panttaja acquisition had occurred at the beginning of the year. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the respective periods presented or of future operations of the combined companies (in thousands, except per share information).

                                                     1997          1998
                                                     ----          ----
      Total revenues .........................     $  3,005      $  4,079
      Net loss ...............................     $ (6,004)     $(16,218)
      Net loss per share, basic and diluted ..     $  (4.39)     $  (7.12)

4. Property and Equipment

      Property and equipment consists of (in thousands):

                                                         December 31,
                                                         ------------
                                                     1998           1999
                                                     ----           ----
      Computer equipment ...................      $  2,131       $  8,036
      Office and furniture equipment .......           192            496
      Leasehold improvements ...............           237          1,205
      Internal use software ................            --          2,554
                                                  --------       --------
      Total ................................         2,560         12,291
      Accumulated depreciation .............          (702)        (3,328)
                                                  --------       --------
      Total property and equipment--net ....      $  1,858       $  8,963
                                                  ========       ========

      At December 31, 1999, the capitalized internal use software costs relate to projects both completed and under development. Such costs are amortized over two to three years, depending on the specific project. Amortization relating to internal use software was $215,000 for the year ended December 31, 1999. At December 31, 1998 and 1999, the Company had assets under capital lease with a cost basis of $388,000, and a net book value of $236,000 and $107,000, respectively.

5. Bank Loan Payable and Line of Credit

      In connection with the Panttaja acquisition in December 1998, the Company assumed a $100,000 bank loan which was repaid in January 1999.

6. Long-term Obligations

      Long-term obligations consist of the following (in thousands):

                                                            December 31,
                                                            ------------
                                                         1998         1999
                                                         ----         ----
      Notes payable ..............................      $1,155      $1,984
      Capital lease obligations ..................         193         106
      Note payable to officer ....................          48          --
      Panttaja acquisition payable (note 3) ......         450         152
      Other ......................................          51          --
                                                        ------      ------
      Total ......................................       1,897       2,242
      Less current portion .......................         664       1,008
                                                        ------      ------
      Long-term obligations ......................      $1,233      $1,234
                                                        ======      ======

      In 1999, the Company borrowed $1,200,000 under a note payable, which is collateralized by certain assets of the Company. The notes payable are collateralized by the assets purchased with the proceeds of these borrowings and are payable in monthly installments through June 2002. The borrowings bear interest ranging from 9.15% to 14.44%.

      The note payable to officer bears interest at 8% and was paid in full in December 1999.

      Maturities of long-term debt and capital leases as of December 31, 1999 are as follows (in thousands):

                                                                   Capital
      Year Ending December 31,                         Debt         Leases
      ------------------------                         ----         ------

      2000 ....................................      $   931       $    84
      2001 ....................................          988            30
      2002 ....................................          217            --
                                                     -------       -------

      Total payments ..........................      $ 2,136           114
                                                     =======

      Less amount representing interest .......                         (8)
                                                                   -------

      Present value of capital leases .........                    $   106
                                                                   =======

7. Stockholders' Equity

Initial Public Offering

      On October 13, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-83443) was declared effective by the Securities and Exchange Commission (and closed on October 19, 1999), pursuant to which 6,000,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share. In addition, on November 9, 1999 the Company sold an additional 335,937 shares under the underwriter's overallotment option. After deducting approximately $5,300,000 in underwriting discounts and $1,900,000 in other related expenses, the net proceeds of the offering were approximately $68,800,000. On the effective date of the initial public offering, each share of the Company's preferred stock was converted to one share of common stock.

Deferred Stock Expense-Warrants

      During 1997, the Company issued warrants to purchase 410,000 shares of Series N preferred stock at $1.00 per share to various airlines in connection with their airmile purchase agreements (see Note 12). The warrants vest over three years, subject to continuation of exclusivity arrangements with such airlines, and expire in four or five years. Also during 1997, the Company issued warrants to purchase 120,000 shares of Series N preferred stock at $1.30 per share to one of its Merchants. The warrants vest over two years, subject to certain exclusivity provisions, and expire in four years. All of the warrants permit the holder to "net exercise" and receive shares of stock with a value equal to the net appreciation at the time of exercise. Because the vesting of these warrants is subject to maintaining the exclusivity of the arrangement with these partners, the valuation of the warrants is not finalized until their vesting date. The value of these warrants has been estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option; risk-free interest rate of 5.8% in 1997, 4.6% in 1998 and 5.0% in 1999; volatility of 70% in 1997 and 95% in both 1998 and 1999;
and no dividend during the expected term. The estimated value of such warrants is being expensed over the related exclusivity periods. At December 31, 1997, 1998 and 1999, 90,000, 204,000 and 485,967 warrants, respectively, were vested. The value of the warrants is estimated and is adjusted each period until the exclusivity milestones are met and the warrants vest. The initial value of the warrants issued in 1997 was estimated at $281,000; this was increased by $1,038,000 in 1998 and $9,718,000 in 1999. Operating expenses include $63,000,
$811,000 and $8,068,000 in 1997, 1998 and 1999, respectively, relating to these warrants. The value relating to the unvested warrants of $9,783,000 as of December 31, 1999 is subject to adjustment for changes in the future value of the Company's common stock.

      During 1997, the Company issued warrants to purchase 175,391 shares of Series B preferred stock at an average price of $1.16 per share in connection with the Company's financing transactions. During 1998, the Company issued warrants to purchase 31,948 shares of Series C preferred stock at an average price of $1.30 per share in connection with the Company's financing transactions. The estimated fair value of these warrants on their grant date was $105,000 in 1997 and $31,000 in 1998, which is being expensed over the term of the related financings. The Company has included in interest expense $13,000, $30,000 and $44,000 in 1997, 1998 and 1999, respectively, relating to these warrants.

      In 1999, the Company issued to a customer a warrant to purchase 150,000 shares of common stock at an exercise price of $8.00 per share in exchange for advertising to be provided on the customer's web sites. The warrant was fully vested upon issuance and expires in July 2001. The estimated fair value of the advertising to be received, which is equal to the fair value of the warrant of approximately $630,000 was recorded in 1999 and will be expensed at the time the advertising services are provided. In 1999, the Company recorded no expense related to such warrant as none of the advertising services had been provided.

      In 1999, the Company issued to one of its suppliers a warrant to purchase 85,000 shares of common stock at $11.00 per share in connection with the extension of its exclusive supply arrangement. The warrant is fully vested and expires in September 2002. The estimated fair value of the warrant of $489,000 was recorded in 1999 and will be expensed over the one year exclusivity term. Operating expenses included $153,000 relating to this warrant in 1999.

      In 1999, the Company issued to one of its suppliers a warrant to purchase 100,000 shares of common stock at an exercise price of $11.00 per share in connection with the extension of its exclusive supply arrangement. The warrant was 60% vested upon issuance, with 20% vested on each anniversary of the date of grant and expires in October 2002. The estimated fair value of the warrant of approximately $2,594,000, was recorded in 1999 and will be expensed over the three year exclusivity term. Operating expenses include $330,000 relating to these warrants in 1999.

      Warrants to purchase 134,943 shares of Series B preferred stock were exercised in the year ended December 31, 1999. All other warrants previously issued by the Company were outstanding at December 31, 1999.

Receivables from Sales of Stock

      At December 31, 1998 and 1999, receivables from sales of stock included notes receivable from an officer of the Company and were comprised of:

                                               Stock Purchased
                                               ---------------
        Issue Date            Amount         Number    Per Share  Interest Rate
        ----------            ------         ------    ---------  -------------
      August 1997           $  60,000        500,000      $0.12       6.29%
      November 1997           157,290      1,048,600       0.15       6.01
      December 1998           130,000        200,000       0.65       4.47
      January 1999            100,000            N/A        N/A       4.47

      These notes are secured by common stock and are due four years from the issue date. The 1997 and 1998 notes are full recourse and the 1999 note is non-recourse. The 1997 stock sales were made at fair market value. The December 1998 loan financed a stock purchase made in October 1998. That stock sale was made when the fair value of the shares was deemed to be $3.15 per share, and accordingly, $500,000 of deferred compensation was recorded relating to this transaction. The January 1999 loan represents a cash loan secured by the shares of stock previously purchased by the officer. The stock sold in connection with these notes is subject to repurchase at the original sale price; this right lapses ratably over a four-year period subject to the officer's continued employment. At December 31, 1999, 722,392 shares of common stock were subject to this repurchase right. In January 2000, these notes were repaid in full.

Stock Option Plans

      The Company has a stock option plan (the 1996 Stock Option Plan), under which incentive and non-qualified options to purchase 7,671,400 shares of common stock may be granted to employees and independent contractors. Options generally vest in installments over four years from the grant date and expire ten years from the grant date. In 1999, the stockholders of the Company approved for annual increases in the number of authorized shares under the plan of 1,250,000 shares in each of the following five years.

      In 1999, the stockholders of the Company approved adoption of the 1999 Outside Directors Stock Option Plan (1999 Directors Option Plan) and reserved 400,000 shares of common stock (increasing by 50,000 shares in each of the following five years) for grants of options to outside directors. The 1999 Directors Option Plan provides for initial grants to each outside director of an option to purchase 40,000 shares of common stock at fair market value as of the grant date. These options vest in equal installments over four years. On the first day of each fiscal year, each nonemployee director who has served on our Board of Directors for at least 6 months shall be granted an additional option to purchase 10,000 shares of common stock, which shall vest in full on the fourth anniversary of the date of grant.

A summary of activity under the option plans is set forth below:

                                                                           Outstanding Stock Options
                                                                           -------------------------
                                                                                         Weighted
                                                                                          Average
                                                                           Number of  Exercise Price
                                                                             Shares      per Share
                                                                          ----------  --------------
Outstanding, December 31, 1996                                               205,500       $ 0.10
Granted (weighted average fair value of $0.03 per share)                   1,221,550         0.12
Exercised                                                                   (122,083)        0.10
Canceled                                                                     (16,000)        0.10
                                                                          ----------       ------
Outstanding, December 31, 1997 (284,749 exercisable at a weighted
    average price of $0.10)                                                1,288,967         0.12
Granted (weighted average fair value of $0.70 per share)                   2,676,645         0.64
Issued in connection with Pantajja acquisition                               455,648         0.25
Exercised                                                                   (114,606)        0.17
Canceled                                                                    (218,137)        0.15
                                                                          ----------       ------
Outstanding, December 31, 1998 (914,132 exercisable at a weighted
    average price of $0.26)                                                4,088,517         0.51
Granted (weighted average fair value of $9.50 per share)                   3,160,335        10.68
Exercised                                                                   (442,745)        0.54
Canceled                                                                    (435,422)        3.10
                                                                          ----------       ------
Outstanding, December 31, 1999 (1,678,331 exercisable at a weighted
    average price of $1.43)                                                6,370,685       $ 5.39
                                                                          ==========       ======

      At December 31, 1999, options to purchase 1,021,281 shares of common stock were available for grant.

      Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                     Stock Options Outstanding                   Options Exercisable
                           ---------------------------------------------      -------------------------
                                           Weighted Average    Weighted                       Weighted
                                               Remaining        Average                        Average
  Range of Exercise             Number       Contractual Life  Exercise          Number       Exercise
       Prices               Outstanding         (years)         Price          Exercisable      Price
----------------------     ---------------------------------------------      -------------------------
$0.10- $0.15                   1,126,715         7.75           $ 0.14           567,370       $ 0.13
$0.20- $0.25                     558,337         8.29           $ 0.24           346,690       $ 0.25
$0.35- $0.65                     552,588         8.82           $ 0.64           209,585       $ 0.62
$1.05- $3.15                   1,192,412         8.97           $ 1.20           331,272       $ 1.32
$6.82- $10.00                  1,668,973         9.37           $ 7.95           217,164       $ 7.35
$11.00- $12.13                 1,115,260         9.74           $11.14             6,250       $11.00
$37.94- $62.31                   156,400         9.93           $41.86                 -       $ 0.00
                               ---------         ----           ------         ---------       ------
                               6,370,685         8.94           $ 5.39         1,678,331       $ 1.43
                               =========         ====           ======         =========       ======

      Shares of common stock sold to employees, directors and consultants under stock purchase agreements are subject to repurchase at the Company's option upon termination of their employment or services at the original purchase price. At December 31, 1999, 1,205,102 shares of common stock were subject to repurchase right.

Employee Stock Purchase Plan

      In 1999, the stockholders approved the adoption of the 1999 Employee Stock Purchase Plan, and reserved 300,000 shares of common stock (increasing by 75,000 shares in each of the following five years) for sale to employees at a price no less than 85% of the lower of the fair market value at the beginning of the two-year offering period or the end of each of the six-month purchase periods. No shares were issued under the Employee Stock Purchase Plan in 1999.

Deferred Stock Expense-Employee Compensation

      In connection with certain equity transactions during the years ended December 31, 1998 and 1999, the Company recorded deferred stock compensation of $7,571,000 and $70,000, respectively, for the difference between the exercise or sale price of the stock and deemed fair value of the stock at that time. The 1998 total consists of $7,071,000 related to stock option grants (including $432,000 arising from the Panttaja acquisition) and $500,000 related to common stock sold to an officer of the Company. An additional $630,000 arose from shares of common stock issued in connection with the Panttaja acquisition which are subject to vesting. The 1999 total consists of $70,000 related to stock option grants. Deferred compensation related to stock option grants is being amortized over the four-year vesting periods of the related options. Amortization of such expense during 1998 and 1999 totaled approximately $296,000 and $2,188,000, respectively.

      In 1999, the Company issued 100,000 shares of common stock in connection with the hiring of an employee, of which 80,000 of the shares vested over a five month period and were fully vested at December 31, 1999. The value of these shares at December 31, 1999 was $2,046,000, of which $800,000 has been included in operating expenses in 1999. The remaining 20,000 shares vest based on a performance based measurement. At December 31, 1999, it was unknown if these performance based measurements would be met and as such no expense on these shares has been recorded.

      In 1999, the Company issued 75,000 shares of common stock options to two Board of Director members. Because these shares were above and beyond those to be issued in accordance with the 1999 Directors Option Plan, the Company has recorded deferred stock compensation of $4,385,000 in 1999. Operating expenses include $1,117,000 in 1999 related to issuance of these options.

Additional Stock Plan Information

      As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method. The fair value of stock-based awards to employees has been calculated using the Black-Scholes method with the following weighted average assumptions: expected life, 48 months; risk-free interest 5.8% in 1997, 4.6% in 1998 and 5.0% in 1999; volatility of 0% in 1997 and 1998, and 155% in 1999; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the Company's awards had been amortized to expense over their related vesting periods, the effect would have been to increase net loss to $4,313,000 ($5.88 per share) in 1997, $14,427,000 ($8.78 per share) in 1998 and
$50,402,000 ($5.38 per share) in 1999.

8. Net Loss Per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

                                                                        Years Ended
                                                                       December 31,
                                                          --------------------------------------
                                                            1997           1998           1999
                                                          --------------------------------------
                                                                     (in thousands)
      Net loss (numerator), basic and diluted .........   $ (4,180)      $(14,111)      $(46,828)
                                                          ========       ========       ========
      Shares (denominator):
             Weighted average common shares
                 outstanding ..........................      2,372          3,818         11,043
             Weighted average common shares
                 outstanding subject to repurchase ....     (1,638)        (2,174)        (1,667)
                                                          --------       --------       --------
      Shares used in computation, basic and
             diluted ..................................        734          1,644          9,376
                                                          ========       ========       ========

      Net loss per share, basic and diluted ...........   $  (5.70)      $  (8.58)      $  (4.99)
                                                          ========       ========       ========
      Shares used in computation, basic and
             diluted ..................................                     1,644          9,376
      Weighted average preferred stock
                 outstanding ..........................                    11,778         14,644
                                                                         --------       --------
      Shares used in computing pro forma per
             share amounts on a converted basis .......                    13,422         24,019
                                                                         ========       ========
      Pro forma net loss per share on a converted
             basis- basic and diluted .................                  $  (1.05)      $  (1.95)
                                                                         ========       ========

      Pro forma net loss per share assumes that the conversion of all shares of convertible preferred stock into common stock, which occurred upon the consummation of the initial public offering, had occurred as of the beginning of 1998.

      For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

                                                       1997    1998      1999
                                                       ----    ----      ----

      Convertible preferred stock ................    9,693   15,169       --
      Shares of common stock subject to repurchase    2,579    2,106    1,205
      Outstanding options ........................    1,289    4,089    6,371
      Warrants ...................................      705      737      997

9. Income Taxes

      The Company's net deferred tax assets were comprised of the following (in thousands):

                                                               December 31,
                                                               ------------
                                                             1998         1999
                                                           --------    --------
      Net deferred tax assets:
           Net operating loss carryforwards ............   $  6,058    $ 17,933
           Credit carryovers ...........................        158         264
           Reserves and accrued liabilities ............        438       1,331
           Other .......................................         --         463
           Deferred revenue ............................        827       1,503
           Deferred stock expense, warrants ............        380       3,490
           Deferred stock expense, employee compensation         --       1,318
                                                           --------    --------
                                                              7,861      26,302
      Valuation allowance ..............................     (7,757)    (25,260)
                                                           --------    --------
      Total net deferred tax assets ....................        104       1,042

          Deferred tax liabilities:

           Other .......................................       (104)         --
           Capitalized software ........................         --      (1,042)
                                                           --------    --------
      Total deferred tax liabilities ...................       (104)     (1,042)
                                                           --------    --------
      Total net deferred tax assets ....................   $     --    $     --
                                                           ========    ========

      Deferred income taxes result from temporary differences in the recognition of certain assets and liabilities for financial statement and tax return purposes and from net operating loss and credit carryforwards. Due to the uncertainty surrounding the realization of its net deferred tax assets, at December 31, 1998 and 1999, the Company has fully reserved its net deferred tax assets of approximately $7,757,000 and $25,260,000, respectively.

      The Company's effective tax rate differed from the expected benefit at the federal statutory tax rate as follows:

                                                           Years Ended
                                                           December 31,
                                                           ------------
                                                        1998        1999
                                                        ----        ----

      Federal statutory tax rate .................     (35.0)%     (35.0)%
      State taxes, net of federal benefit ........      (5.7)       (5.8)
      Other ......................................      (4.2)        3.4
      Valuation allowance ........................      44.9        37.4

           Effective tax rate ....................        --%         --%

      At December 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $46,375,000 which expires through 2019. In addition, the Company had, at December 31, 1999, a net operating loss carryforward for California state income tax purposes of approximately $29,175,000 which expires through 2004.

      At December 31, 1999, the Company also has research and development credit carryforwards of approximately $208,000 and $56,000 available to offset future federal and state income taxes, respectively. The federal credit expires through 2019, and the state credit carryforward has no expiration.

      Current federal and California state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such "ownership change" as defined. Such a limitation could result in the expiration of carryforwards before they are utilized.

10. Employee Benefit Plan

      The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 15% of their salaries up to amounts specified under the Internal Revenue Code. The Company does not contribute to this plan.

11. Significant Customers and Merchant Relationships

      In 1997, one merchant accounted for 85% of revenues and 82% of the ClickMiles awarded by all merchants during the year. In 1998, two customers accounted individually for 46% and 13% of revenues, while two merchants accounted individually for 34% and 21% of the ClickMiles awarded by all merchants during the year. In 1999, no customers or merchants accounted for more than 10% of revenues, while three merchants accounted individually for 24%, 11% and 11% of the ClickMiles awarded by all merchants during the year.

12. Airline Arrangements

      The Company has entered into certain long-term arrangements to purchase airmiles from its airline suppliers. At December 31, 1999, the Company had prepaid for airmiles with a cost of $1,534,000 which are available for redemption by Members. Certain of these airmiles expire if not exchanged by Members for ClickMiles within specified time periods, including $190,000 which are subject to expiration in 2000.

      The contracts require certain minimum annual airmile purchases in order for the Company to maintain its exclusivity agreement. These future minimum payments, including excise tax, are as follows (in thousands):

              Year ending December 31:
                     2000 .............................        $1,360
                     2001 .............................         1,170
                     2002 .............................         1,265
                                                               ------
                       Total ..........................        $3,795
                                                               ======

13. Leases

      The following is a schedule of future lease payments required under noncancelable operating leases, as of December 31, 1999 (in thousands):

              Year Ending December 31,
                     2000 .............................       $ 3,063
                     2001 .............................         3,104
                     2002 .............................         3,105
                     2003 .............................         2,879
                     2004 .............................         2,686
                     Thereafter........................         5,774
                                                              -------
                       Total minimum payments..........       $20,611
                                                              =======

      Rent expense under all rental agreements was $158,000 in 1997, $334,000 in 1998 and $958,000 in 1999.

      In 1999, the Company entered into a seven-year operating lease for a new headquarters facility located in San Francisco, California, which commences in March 2000 and expires in March 2007. The Company obtained a letter of credit for approximately $2,400,000 as a security deposit prior to lease commencement as required under the lease. The letter of credit is collateralized by time deposits which are included in other assets and a portion of the letter of credit and the related time deposits may be released over the term of the lease.

14. Segment Reporting

      In 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method of determining what information to report under SFAS No. 131 is based upon the "management approach," or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

      The Company's operating businesses are organized based on the nature of products and services provided. Based on this approach, the Company classifies its businesses into two identifiable segments: Currency and Technical Consulting. Certain of the Company's businesses do not meet the definition of a reportable operating segment and have been aggregated. These include the ClickRewards Network, Enterprise Incentive Solutions and Custom Loyalty Programs which has been aggregated into Currency. Segment accounting policies are the same as the policies described in note 1.

      Financial information for the Company's business segments is as follows (in thousands):

                                                               Years Ended December 31,
                                                         1997            1998            1999
                                                     ------------------------------------------
Revenues:
      Currency                                        $       9       $     647       $   3,531

      Technical consulting services                                                       5,212

      Elimination of intersegment revenues                                                 (902)
                                                     ------------------------------------------
               Consolidated revenues                  $       9       $     647       $   7,841
                                                     ==========================================

Loss from operations:
      Currency                                        $  (4,265)      $ (14,408)      $ (48,220)

      Technical consulting services                                                         201

      Elimination of intersegment profits                                                  (482)
                                                     ------------------------------------------
               Consolidated loss from operations      $  (4,265)      $ (14,408)      $ (48,501)
                                                     ==========================================

Assets:
      Currency                                        $   8,549       $  17,567       $ 102,078

      Technical consulting services                                       4,368           2,623
                                                     ------------------------------------------
               Consolidated assets                    $   8,549       $  21,935       $ 104,701
                                                     ==========================================

15. Consolidated Statement of Cash Flows Information

      A reconciliation of net loss to net cash used in operating activities follows (in thousands)

                                                                                Years Ended
                                                                                December 31,
                                                                    --------    ------------    --------
                                                                       1997         1998          1999
                                                                    --------    ------------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $ (4,180)     $(14,111)     $(46,828)
      Reconciliation to net cash used in operating
           activities:
           Depreciation and amortization                                 150           629         4,401
           Deferred stock compensation expense                            --           296         4,105
           Expenses relating to stock warrants                            76           841         8,595
           Advertising expense arising from barter transactions           --           956         1,040
           ClickMiles issued for services                                 --           587         2,836
           Changes in operating assets and liabilities:
                 Accounts receivable                                     (23)         (201)       (1,276)
                 Prepaid incentive awards                               (703)         (897)           66
                 Prepaid expenses                                       (220)          115        (1,022)
                 Other assets                                            (31)         (155)       (2,865)
                 Accounts payable                                        512           281          (190)
                 Accrued compensation and benefits                        13           877         1,151
                 Accrued redemption costs                                 --           (78)       (1,089)
                 Other accrued liabilities                               266           477         1,728
                 Deferred revenue--product and services                   59           848         7,115
                                                                    --------      --------      --------
                     Net cash used in operating activities          $ (4,081)     $ (9,535)     $(22,233)
                                                                    ========      ========      ========

16. Subsequent Events

      In January, 2000 the Company entered into an agreement with America Online, Inc (AOL) under which the Company's rewards technology will become the exclusive support infrastructure for AAdvantage, AOL's online and offline consumer rewards network. In addition, the companies also agreed to create "ICQ ClickRewards"--a rewards program for ICQ, AOL's online communications community. As part of these agreements, the Company will issue AOL 1,560,000 shares of the Company's common stock. The Company will record deferred stock expense based on the fair value of the stock issued to AOL. A portion of the deferred stock expense will be recorded as an offset to revenue earned by the Company over time related to the AOL Program and a portion will be recorded over the three-year agreement period as a non-cash marketing expense related to ICQ ClickRewards.

      In January 2000, the Company completed the acquisition of all outstanding capital stock of MaxMiles, Inc., a provider of personal aggregation technologies, in exchange for issuance of 153,058 shares of the Company's common stock. The acquisition will be accounted for as a purchase.

      On February 15, 2000, the Company entered into an agreement, subject to certain conditions, to acquire all outstanding capital stock of Post Communications, Inc., a provider of customized email marketing services, in exchange for issuance of approximately 6.3 million shares of the Company's common stock. The acquisition is expected to be completed in April 2000 and will be accounted for as a purchase.

      On March 3, 2000, the Company completed the acquisition of all outstanding capital stock of UVN Holdings, Inc. (UVN) and the outstanding minority interest in UVN's majority owned subsidiary UVN LLC, which utilizes payment card data to recognize and reward online and offline purchasing behavior, in exchange for approximately 372,000 shares of the Company's common stock and cash of approximately $2,800,000. The acquisition also gives the Company a 49% equity ownership in Golden Retriever Systems LLC
(GRS), which maintains connectivity to information on approximately 90% of U.S. sources of payment card transactions including data from payment card processors, merchant acquiring banks and merchants. The Company may be required to issue up to 49,000 shares of common stock based on UVN's achievement of certain performance milestones over the next 22 months. The acquisition will be accounted for as a purchase.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Certain information required by Part III is omitted from this report because the Registrant will file its 2000 Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A as promulgated by the U.S. Securities and Exchange Commission for its Annual Meeting of Shareholders to be held May 24, 2000.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in the Registrant's 2000 Proxy Statement.

Executive Officers of the Company

The executive officers of the Company and their ages, as of March 17, 2000 are as follows:

Name                    Age           Position
----                    ---           --------

West Shell III          45            Chairman of the Board of Directors and
                                      Chief Executive Officer

Murray Brozinsky        35            Executive Vice President and Managing
                                      Director, North America

John F. Longinotti      54            Executive Vice President, Operations and
                                      Chief Financial Officer

Elizabeth S. Ames       42            Senior Vice President and General Manager,
                                      Custom Loyalty Networks

Timothy J. O. Catlin    35            Senior Vice President, Research &
                                      Development

Edward Fong Soo Hoo     47            Senior Vice President, Corporate
                                      Development

George Loyer            51            Vice President and General Manager,
                                      Netcentives Professional Services

Elliott S. Ng           31            Vice President and General Manager,
                                      ClickRewards

William B. Rusitzky     36            Vice President and General Manager,
                                      Enterprise Incentive Solutions

Paul F. Danielsen       45            Vice President, Sales

Perryman K. Maynard     44            Vice President, Relationship Marketing and
                                      Strategic Alliances

William McGee           43            Vice President, Corporate Marketing

Mr. Shell was elected to our Board of Directors in January 1997 and as Chairman of the Board of Directors in July 1999. He has served as our President and Chief Executive Officer since June 1997. In 1986, Mr. Shell founded Pacific Marketing Group (subsequently Highway One Communications), a marketing firm, and acted as its Managing Partner until November 1996. Prior to founding Pacific Marketing Group, Mr. Shell held marketing positions at Atari Corp., a video game manufacturer, Johnson & Johnson, a healthcare products company, and

Grey Advertising Inc., an advertising agency. Mr. Shell holds a B.S. in Business Administration from the University of Vermont.

Mr. Brozinsky joined Netcentives in April 1998 and has served us in a variety of capacities since that time, including currently as Executive Vice President and Managing Director, North America, a position he has held since July 1999. From September 1994 to April 1998, Mr. Brozinsky was a consultant with the Boston Consulting Group, a management consulting firm, where he specialized in developing e-commerce strategies for high technology and financial services clients. Prior to September 1994, Mr. Brozinsky served as the Director of Finance at McCaw Cellular Communications Inc., a cellular telecommunications company, General Manager of Monitor Marine, a subsidiary of Monitor Aerospace Corporation, a high technology manufacturing company, and as an investment banker with Morgan Stanley and Company, Inc., an investment bank. Mr. Brozinsky holds a B.S. in Finance and a B.A. in Philosophy from the University of Pennsylvania and an M.B.A. in management and manufacturing from Northwestern University's Kellogg and McCormick schools.

Mr. Longinotti joined Netcentives in January 1998 and has served as our Executive Vice President, Operations since July 1999 and as Chief Financial Officer since January 1998. Mr. Longinotti served as a consultant to Netcentives from October 1997 to January 1998. From April 1995 to January 1998 he was an independent consultant in an operational and financial consulting practice. From July 1993 to March 1995 Mr. Longinotti was Chief Executive Officer of Digital Collections, Inc., a graphics software and multimedia firm. Mr. Longinotti started his career at U.S. Leasing International where he spent sixteen years in a variety of executive positions, followed by two years at AT&T Capital. Mr. Longinotti holds a B.S. in Engineering from Stanford University and an M.B.A. from the University of California at Berkeley's Haas School of Business.

Ms. Ames joined Netcentives in November 1998 and has served us in a variety of capacities since that time, including currently as Senior Vice President and General Manager, Custom Loyalty Networks, a position she has held since July 1999. From May 1998 to November 1998, Ms. Ames was General Manager, Internet Merchant Group at VeriFone, Inc., an electronic payment system company, where she had profit and loss responsibility for sales, marketing and product development for the Internet merchant market. While at VeriFone, Ms. Ames also served as Director, Product Marketing, Internet Commerce Division from June 1997 to May 1998. From October 1996 to June 1997, Ms. Ames was an independent consultant with a focus on internet commerce and marketing technology. From November 1995 to October 1996, Ms. Ames was Vice President, Product Development at Eagle River Interactive, an interactive advertising agency. From January 1994 to November 1995, Ms. Ames was a Principal at Opus Consulting, a strategic marketing and Internet consulting group. Prior to 1994, Ms. Ames held a variety of positions with Apple Computer, Inc., a computer manufacturer. Ms. Ames holds a B.F.A. from the Hartford Art School at the University of Hartford and an M.B.A. from Southern Methodist University.

Mr. Catlin joined Netcentives in November 1996 as our Vice President, Research & Development and became our Senior Vice President, Research & Development in July 1999. From July 1996 to October 1996, Mr. Catlin was Senior Director of Engineering at Eagle River Interactive. From March 1995 to July 1996, Mr. Catlin was an Engineering Manager at Intuit, Inc., a financial software company. From September 1993 to January 1995, Mr. Catlin was President and Chief Executive Officer of Streetlight Software, Inc., a software services company. Mr. Catlin holds a B.A. in Computer Science from Brown University.

Mr. Soo Hoo has served as our Senior Vice President, Corporate Development since March 1998. From September 1997 to March 1998, Mr. Soo Hoo was Executive Vice President of Sales at Quote.com, Inc., a Web-based financial services information company. From February 1996 to September 1997, Mr. Soo Hoo was Director of Business Development at CyberCash, Inc., an Internet commerce payment solutions company. From January 1994 to February 1996, Mr. Soo Hoo was Business Development Manager, OEM at Novell, Inc., a network operating systems manufacturer. Mr. Soo Hoo studied business administration at both the University of San Francisco and California State University, Hayward.

Mr. Loyer has served as our Vice President and General Manager, Netcentives Professional Services since July 1999. From December 1998 to July 1999, Mr. Loyer served as our Director, Netcentives Professional Services. From March 1993 to December 1998, Mr. Loyer served in a variety of capacities at Panttaja Consulting Group,

Inc., a technology consulting firm which was acquired by Netcentives, including most recently as Panttaja's Vice President and General Manager from June 1996 to December 1998. Mr. Loyer studied Chemical Engineering at Rensselaer Polytechnic Institute.

Mr. Ng was a co-founder of Netcentives in June of 1996 and has served Netcentives in a variety of capacities since that time, including currently as our Vice President and General Manager, ClickRewards a position he has held since July 1999. Mr. Ng also served as a Director of Netcentives from June 1996 to September 1997 and as our Chief Financial Officer from June 1996 to January 1998. From December 1995 to June 1996, Mr. Ng was a Partner in Tilenius & Ng Ventures, a predecessor entity to Netcentives. From July 1991 to August 1994, Mr. Ng was a Product Manager at Microsoft Corporation, a software developer. Mr. Ng holds a B.A. in Social Studies from Harvard University and an M.B.A. from the Harvard University Graduate School of Business.

Mr. Rusitzky joined Netcentives in February 1997, and has served us in a variety of capacities, including currently as our Vice President and General Manager, Enterprise Incentive Solutions, a position he has held since July 1999. From February 1994 to February 1997, Mr. Rusitzky was Manager, Business Development and International Marketing/Sales at Silicon Graphics, Inc., a computer workstation manufacturer. Prior to 1994, Mr. Rusitzky served in a variety of positions with Silicon Graphics. Mr. Rusitzky holds a B.M.E. from the Georgia Institute of Technology and an M.E. in Operations Research and Industrial Engineering and an M.B.A. from Cornell University.

Mr. Danielsen has served as our Vice President, Sales since May 1997. From October 1995 to May 1997, Mr. Danielsen was Director of Business Development at Sportsline USA, Inc., an internet-based sports media company, where he was responsible for developing strategic relationships with national governing bodies, athletes, and new channel partnerships. From 1990 to October 1995, Mr. Danielsen was a Managing Partner of P&P West, a sports marketing company specializing in event packaging, production and television. Mr. Danielsen holds a B.A. in Economics from the University of Colorado.

Mr. Maynard has served as our Vice President, Relationship Marketing and Strategic Alliances since August 1998. From July 1997 to August 1998, Mr. Maynard was a Principal at Maynard & Associates, a marketing consulting firm. >From February 1996 to June 1997, Mr. Maynard was a Senior Vice President at Brierley & Partners, a direct marketing agency. From October 1994 to January 1996, Mr. Maynard was Executive Director, Marketing at Hilton Grand Vacations Corporation, a developer and marketer of timeshare resorts. Prior to October 1994, Mr. Maynard was Vice President, Marketing Programs with Hilton Hotels Corporation, a hotel management company and owner. Mr. Maynard holds a B.A. in History from Bates College.

Mr. McGee joined Netcentives in March 1999, and has served us in a variety of capacities, including currently as our Vice President, Corporate Marketing, a position he has held since July 1999. From March 1999 to July 1999, Mr. McGee served as our Director of Marketing Services. From September 1990 to March 1999, Mr. McGee was Partner and General Manager of Creative Media, Inc., a media placement and advertising firm. Prior to September 1990, Mr. McGee served as a Management Supervisor and Vice President at Ketchum Advertising, an advertising firm, a Product Manager at Microsoft Corporation, an Advertising Manager at Atari, and as a Media Buyer for Foote, Cone & Belding, an advertising firm. Mr. McGee holds a B.A. in Economics from the University of California, Santa Barbara.

Each executive officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of Netcentives.

Item 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the Company's 2000 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included in this report.

Exhibit No.                             Description
-----------                             -----------

  2.1* Agreement and Plan of Merger among the Registrant, Brown Dog Acquisition Corporation and UVN Holdings, Inc.

  3.1**             Amended and Restated Certificate of Incorporation of the
                    Registrant.

  3.2**             Bylaws of the Registrant.

  3.3**             Form of Amended and Restated Certificate of Incorporation.

  3.4**             Form of Amended and Restated Bylaws.

  4.1**             Form of Netcentives common stock certificate.

 10.1** Form of Indemnification Agreement for directors and officers of Netcentives.

 10.2** 1996 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

 10.3** 1999 Employee Stock Purchase Plan and form of subscription agreement.

 10.4** 1999 Directors' Stock Option Plan and form of stock option agreement.

 10.5**             Lease between Panttaja Consulting Group and Britphil & Co.
                    Ltd. dated November 13, 1995.

 10.6**             Lease between Netcentives and Townsend Associates, L.L.C.
                    dated August 14, 1997.

 10.7**             Lease between Netcentives and Townsend Associates, L.L.C.
                    dated August 11, 1998.

 10.8** Confidential Advantage Participation Agreement between American Airlines, Inc. and Netcentives Inc. dated August 19, 1997.

 10.9** Supply Agreement between Northwest Airlines, Inc. and Netcentives Inc. dated September 5, 1997.

 10.10** Supply Agreement between Continental Airlines, Inc. and Netcentives Inc. dated September 5, 1997.

 10.11** Supply Agreement between US Airways, Inc. and Netcentives Inc, dated September 20, 1997.

 10.12** Amended and Restated Supply Agreement between Mileage Plus, Inc. and Netcentives Inc. dated September 9, 1999.

 10.13** Marketing Services Agreement between British Airways PLC and Netcentives Inc. Agreement Number MKTG 002 dated April 4, 1997.

 10.14** Supply Agreement between Trans World Airlines, Inc. and Netcentives Inc. dated February 25, 1999.

 10.15** Delta Sky Miles Program Participation Agreement between Delta Air Lines, Inc. and Netcentives Inc. dated August 15, 1999.

 10.16** Office Lease between Netcentives and SKS Brannan Associates, LLC dated May 5, 1999.

 10.17** Employment Agreement between Netcentives and West Shell, III dated June 26, 1997 and Amendment to Employment Agreement dated October 29, 1998.

 10.18**            Change of Control Agreement between Netcentives and John F.
                    Longinotti dated January 15, 1998.

 10.19** Amended and Restated Rights Agreement between Netcentives and certain stockholders dated March 19, 1999.

 10.20** America West FlightFund Incentive Miles Agreement between America West Airlines and Netcentives Inc. dated July 1, 1999.

 10.21** Internet Services and Products Agreement between Exodus Communications, Inc. and Netcentives Inc. dated August 1, 1997.

 21.1**             Subsidiaries of the Registrant.

 23.1               Independent Auditors' Consent.
 27.1               Financial Data Schedule.

--------------------------------------------------------------------------------
* Incorporated by reference to the exhibit with the same numerical designation filed as part of the Report on Form 8-K of the Registrant dated March 3, 2000, filed with the SEC on March 20, 2000.
** Incorporated by reference to the exhibit with the same numerical designation filed as part of the Registrant's Registration Statement 333-83443, as amended, declared effective on October 19, 1999.
+ Confidential Treatment Requested.

(b) The following financial statements and schedules are filed as part of this report:
Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1998 and 1999
Consolidated Statements of Operations for the years ended December 31, 1997,
  1998 and 1999
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1997, 1998 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
  1998 and 1999
Notes to Consolidated Financial Statements
Schedule II-Valuation and Qualifying Accounts

                                   SCHEDULE II

NETCENTIVES INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1997, 1998 and 1999
(In thousands)

                                                         Additions
                                        Balance at          and             Write-offs
                                      Beginning of      Charges to             and            Balance at
        Descripton                        Year           Expenses           Deductions        End of Year
       -----------                   ------------       -----------         -----------       -----------
Year Ended December 31, 1997
Accounts receivable allowance         $        --       $        --         $        --       $        --
                                      ===========       ===========         ===========       ===========

Year Ended December 31, 1998
Accounts receivable allowance         $        --       $        --         $        --       $        --
                                      ===========       ===========         ===========       ===========

Year Ended December 31, 1999
Accounts receivable allowance         $        --       $        50         $        --       $        50
                                      ===========       ===========         ===========       ===========

-------------------------------------------------------------------------------
(c) Reports on Form 8-K:

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

  (d) Recent Sales of Unregistered Securities

      From our inception in June 1996 through December 31, 1999, we have issued and sold (without payment of any selling commission to any person) the following unregistered securities:

    (1) An aggregate of 2,000,000 shares of common stock at $0.001 per share in June 1996 to Eric W. Tilenius and Elliot S. Ng.

    (2) An aggregate of 50,000 shares of common stock at $0.02 per share in September 1996 to Venture Law Group Investments 1996, Craig Johnson and Elias Blawie.

    (3) An aggregate of 1,452,613 shares of Series A Preferred Stock at $0.65 per share in September 1996 to Mari Baker, Broderbund Software, Inc., James R. Carrekar, Trustee, The Carrekar Family Trust U/D/T 3/29/90, as amended, CNA Trust TTEE FBO Venture Law Group 401(k) Plan Elias Blawie, David A. Duffield Trust Dated July 14, 1998, Draper Associates, L.P., George Garrick, Craig W. Johnson, Margaret Taylor, VLG Investments 1996 and Wasatch Venture Fund.

    (4) An aggregate of 485,000 shares of Series B Preferred Stock at $1.00 per share in November 1996 to David A. Duffield Trust Dated July 14, 1988, Draper Associates, L.P., Information Technology Ventures, L.P., ITV Affiliates Fund, L.P., Steve Kaufman, P. William Parish, Margaret C. Taylor and Wasatch Venture Fund.

    (5) A warrant to purchase 10,000 shares of Series B Preferred Stock at $1.00 per share in November 1996 to Silicon Valley Bank.

    (6) Warrants to purchase 22,500 shares of Series B Preferred Stock at $2.00 per share in January 1997 to Daryl Mobley, Masters-McNeil and Steve Gunderson.

    (7) A warrant to purchase 21,000 shares of Series B Preferred Stock at $1.30 per share in May 1997 to Phoenix Lending and Leasing.

    (8) Warrants to purchase 75,000 shares of Series B Preferred Stock at $1.00 per share in June 1997 to affiliates of Information Technology Ventures.

    (9) Warrants to purchase 46,891 shares of Series B Preferred Stock at $1.00 per share in August 1997 to P. William Parish, Margaret C. Taylor, David A. Duffield Trust, Wasatch Venture Corporation and Draper Associates, L.P.

   (10) An aggregate of 500,000 shares of common stock at $0.12 per share in August 1997 to West Shell, III.

   (11) Promissory notes with an aggregate principal amount of $1,312,601.60 which were subsequently converted into 1,009,693 shares of Series C Preferred Stock in September 1997 during January, June, August, and September 1997 to Information Technology Ventures, L.P., ITV Affiliates Fund, L.P., David A. Duffield Trust Dated July 14, 1988, P. William Parish, Margaret Taylor and Wasatch Venture Corporation.

   (12) Warrants to purchase 400,000 shares of Series N Preferred Stock at $1.00 per share in July, August and September 1997 to rewards suppliers.

   (13) An aggregate of 7,754,847 shares of Series C Preferred Stock at $1.30 per share in September 1997 to David A. Duffield Trust Dated July 14, 1998, Robin and Chris Donohoe, Draper Associates, L.P., Draper Fisher Associates Fund IV, L.P., Draper Fisher Partners IV, L.P., Draper Richards Managment Company, Huret Family Partners, L.P., Information Technology Ventures, L.P., ITV Affiliates Fund, L.P., Mayfield Associates Fund III, Mayfield VIII, Merco Ventures, NEA President's

         Fund, L.P., NEA Ventures 1997, New Enterprise Associates VII, L.P., P. William Parish, Margaret C. Taylor, Wasatch Venture Fund and The William H. Draper Revocable Trust.

   (14) Warrants to purchase 130,000 shares of Series N Preferred Stock at $1.30 per share in October 1997 to American Airlines and Yahoo!.

   (15) An aggregate of 30,000 shares of common stock in connection with the purchase of the United States patent application having SC/Serial Number 08/572,017 in September 1997 and November 1998.

   (16) An aggregate of 1,048,600 shares of common stock at $0.15 per share in December 1997 to West Shell, III.

   (17) Warrants to purchase an aggregate of 31,948 shares of Series C Preferred Stock in May 1998 with an aggregate value of $31,000 to Phoenix Lending and Leasing in consideration for entering into an equipment financing relationship pursuant to which we financed $1.2 million of equipment.

   (18) An aggregate of 5,476,192 shares of Series D Preferred Stock at $3.15 per share in August 1998 to Affinity Trust, K.B. Chandrasekhar and Sukanya Chandrasekhar, Citicorp, David A. Duffield Trust Dated July 14, 1988, Huret Family Partners, L.P., Information Technology Ventures, L.P., Integral Capital Partners IV MS Side Fund, L.P., Integral Capital Partners IV, L.P., ITV Affiliates Fund, L.P., Mayfield Associates Fund III, Mayfield VIII, Mindful Partners, New Enterprise Associates VII, Limited Partnership, RRE Investors Fund, L.P., RRE Investors, L.P., Stuart L. Rudick, Margaret L. Taylor and Wendell G. Van Auken & Ethel S. Van Auken Trust.

   (19) An aggregate of 808,780 shares of common stock with a value of $2,548,000 in connection with the acquisition of 100 percent of the shares of Panttaja Consulting Group Inc. in December 1998.

   (20) An aggregate of 200,000 shares of common stock at $0.65 per share in December 1998 to West Shell, III.

   (21) An aggregate of 5,278,283 shares of Series E Preferred Stock at $6.82 per share in March, April and June 1999 to 5S Ventures, LLC, Affinity Trust, American Express, Mari Baker, Black Marlin Investments, LLC, Chancellor Private Capital Offshore Partners I, C.V., Chancellor Private Capital Offshore Partners II, L.P., Chancellor Private Capital Partners III, L.P., Citicorp Strategic Technology Corp., David A. Duffield Trust Dated July 14, 1988, Robin and Chris Donohoe, Drake & Co for the account of Citiventure 96, Drake & Co for the account of Citiventure III, Draper Fisher Associates Fund IV, L.P., Draper Fisher Partners IV, L.P., Draper Richards Management Company, Draper Richards, L.P., Tracy Flynn, Glynn Ventures IV, L.P., Huret Family Partners, L.P., Information Technology Ventures, L.P., Integral Capital Partners IV MS Side Fund, L.P., Integral Capital Partners IV, L.P., ITV Affiliates Fund, L.P., Mayfield Associates Fund III, Mayfield VIII, Mindful Partners, MSD Portfolio L.P. Investments, NEA President's Fund, L.P., New Enterprise Associates VII, Limited Partnership, P. William Parish, RRE Investors Fund, L.P., RRE Investors, LP, Stuart L. Rudick, Rhonda Sinbaldi, Spinnaker Clipper Fund, LP, Spinnaker Founders Fund, LP, Spinnaker Offshore Founders Fund, Cayman Limited, Spinnaker Technology Fund, L.P., Spinnaker Technology Offshore Fund, Ltd., Starwood Hotels & Resorts Worldwide, Inc., Margaret L. Taylor, TWP Netcentives Investors, Wendell G. Van Auken & Ethel S. Van Auken Trust, Vermeer Investments, LLC, Wasatch Venture Fund and The William H. Draper Revocable Trust.

   (22) Warrants to purchase 150,000 shares of common stock at $8.00 per share in July 1999 to Infoseek Corporation.

   (23)  An aggregate of 100,000 shares of common stock with a value of

         $1,000,000 in connection with the hiring of an employee in August 1999.

   (24) Warrants to purchase 85,000 shares of common stock at $11.00 per share in September 1999 to United Airlines.

   (25) Warrants to purchase 100,000 shares of common stock at $11.00 per share in October 1999 to US Airways.

   (26) An aggregate of 6,202,606 options to purchase shares of common stock at an average exercise price of $4.372 per share to our employees and consultants. In general, 1/8 of the shares of common stock subject to these options vest after six months and the remainder vests in equal monthly installments for 42 months thereafter. The term of each option is ten years.

      There were no underwritten offerings employed in connection with any of the transactions set forth above.

  Issuances numbered one through twenty were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. Issuance number twenty-one was deemed exempt in reliance upon Regulation D of the Securities Act. Issuances numbered one, ten, sixteen, twenty and twenty-two, to our founders, executives, employees and consultants, are also exempt from registration pursuant to Rule 701 promulgated under the Securities Act. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends where affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NETCENTIVES INC.


Date: March 30, 2000             By:       /s/ John F. Longinotti
                                    --------------------------------------------
                                      John F. Longinotti, EVP Operations and CFO

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John F. Longinotti and West Shell III, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature                                              Title                                            Date
       ---------                                              -----                                            ----

/s/ West Shell III                                 Chief Executive Officer and                           March 30, 2000
---------------------------      Chairman of the Board of Directors (Principal Executive Officer)
    (West Shell III)


/s/ John F. Longinotti                      Executive Vice President, Operations and                     March 30, 2000
---------------------------                          Chief Financial Officer
    (John F. Longinotti)                  (Principal Financial and Accounting Officer)


 /s/ Stewart Alsop                                          Director                                      March 30, 2000
---------------------------
    (Stewart Alsop)


/s/ Tom Byers                                               Director                                      March 30, 2000
---------------------------
    (Tom Byers)


/s/ Eric Tilenius                                           Director                                      March 30, 2000
---------------------------
    (Eric Tilenius)


/s/ Virginia Turezyn                                        Director                                      March 30, 2000
---------------------------
   (Virginia Turezyn)


/s/ Wendell Van Auken                                       Director                                      March 30, 2000
---------------------------
   (Wendell Van Auken)


/s/ Sergio Zyman                                            Director                                      March 30, 2000
---------------------------
    (Sergio Zyman)