Form 10-K/A
period 1999-12-31
NETCENTIVES INC
filed 2000-04-07
CIK 1081404

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ___________
                                  Form 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the fiscal year ended December 31, 1999, or
[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 19 34
            For the Transition period from         to            .


                       Commission file number:  0-27253
                                  ___________
                               NETCENTIVES INC.
            (Exact Name of Registrant as Specified in Its Charter)


              Delaware                            93-1213291
     (State or Other Jurisdiction              (I.R.S Employer
   of Incorporation or Organization)          Identification No.)

            475 Brannan Street
            San Francisco, CA                       94107
  (Address of Principal Executive Offices)        (Zip Code)

      Registrant's telephone number, including area code: (415) 538-1888
                                  ___________
       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                               (Title of Class)
                                  ___________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on March 17, 2000 was approximately $926,913,112. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

This amendment to the Report on Form 10-K for the year ended December 31, 1999 of Netcentives Inc. is being filed to correct an error in the placement of certain text, which was included as paragraph (d) of Item 14 rather than paragraph (e) of Item 5. No substantive changes have been made from the original report.

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

(e)  Sales of Unregistered Securities

     During 1999, we granted stock options to purchase 3,040,335 shares of Common Stock, with exercise prices ranging from $3.15 to $62.313 per share, to employees and officers pursuant to our 1996 Stock Option Plan and stock options to purchase 120,000 shares of Common Stock at an exercise price of $12.00 pursuant to our 1999 Directors Stock Option Plan. During 1999, options to purchase 442,745 shares of Common Stock were exercised, with exercise prices ranging from $.10 to $6.82. The sales and issuances of these securities were exempt from registration under either Rule 701 under the Securities Act of 1933 or under Section 4(2) of the Securities Act of 1933.

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

          (13) An aggregate of 7,754,847 shares of Series C Preferred Stock at $1.30 per share in September 1997 to David A. Duffield Trust Dated July 14, 1998, Robin and Chris Donohoe, Draper Associates, L.P., Draper Fisher Associates Fund IV, L.P., Draper Fisher Partners IV, L.P., Draper Richards Management Company, Huret Family Partners, L.P., Information Technology Ventures, L.P., ITV Affiliates Fund, L.P., Mayfield Associates Fund III, Mayfield VIII, Merco Ventures, NEA President's Fund, L.P., NEA Ventures 1997, New Enterprise Associates VII, L.P., P. William Parish, Margaret C. Taylor, Wasatch Venture Fund and The William H. Draper Revocable Trust.

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

          (22) Warrants to purchase 150,000 shares of common stock at $8.00 per share on July 1999 to Infoseek Corporation.

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

     Issuances numbered one through twenty and twenty-two through twenty-five, described above, were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. Issuance number twenty-one was deemed exempt in reliance upon Regulation D of the Securities Act. Issuances numbered one, ten, sixteen, twenty, twenty-three and twenty-six, to our founders, executives, employees and consultants, are also exempt from registration pursuant to Rule 701 promulgated under the Securities Act. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends where affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

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

23.1***       Independent Auditors' Consent.
27.1***       Financial Data Schedule.

________________________________________________________________________________
* Incorporated by reference to the exhibit with the same numerical designation filed as part of the Report on Form 8-K of the Registrant dated March 3, 2000, filed with the SEC on March 20, 2000.
**Incorporated by reference to the exhibit with the same numerical designation filed as part of the Registrant's Registration Statement 333-83443, as amended, declared effective on October 13, 1999.
***Incorporated by reference to the exhibit with the same numerical designation filed as part of the Report on Form 10-K of the Registrant for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

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

                                  SCHEDULE II

NETCENTIVES INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1997, 1998 and 1999
(In thousands)

                                                                              Additions
                                                         Balance at              and             Write-offs
                                                        Beginning of         Charges to             and             Balance at
                                                            Year              Expenses           Deductions         End of Year
                                                           ------           ------------         ----------         -----------
       -----------
       Description
       -----------
Year Ended December 31, 1997
Accounts receivable allowance                        $               -      $          -       $            -      $          -
                                                     =================      ============       ==============      ============

Year Ended December 31, 1998
Accounts receivable allowance                         $              -      $          -       $            -      $          -
                                                     =================      ============       ==============      ============

Year Ended December 31, 1999
Accounts receivable allowance                         $              -      $         50       $            -      $         50
                                                     =================      ============       ==============      ============

____________________________________________________________________

(c) Reports on Form 8-K:
      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NETCENTIVES INC.

Date:  April 6, 2000          By:   /s/ John F. Longinotti
                                 --------------------------------------------
                                 John F. Longinotti, EVP Operations and CFO