Form 10-Q
period 2000-03-31
NETCENTIVES INC
filed 2000-05-15
CIK 1081404

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ____________________

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________ to _________

                        Commission file number: 0-27253

                        _______________________________

                                NETCENTIVES INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                                           93-1213291
      (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                  Identification Number)
                        _______________________________

                              475 Brannan Street
                        San Francisco, California 94107
                                 415-538-1888

                  (Address, including zip code, and telephone
            number, including area code, of Registrant's principal
                              executive offices)

                        _______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]  No  [_]


The number of shares outstanding of the Registrant's Common Stock, $.001 par value per share, as of May 5, 2000 was 41,520,500.

                               NETCENTIVES INC.

                                   FORM 10-Q

                     For the Quarter Ended March 31, 2000


                                     INDEX
                                     -----

PART I    FINANCIAL INFORMATION                                                                                         PAGE
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 1999 and
          and March 31, 2000                                                                                              3

          Condensed Consolidated Statements of Operations for the Three Months
          Ended March 31, 1999 and 2000                                                                                   4

          Condensed Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1999 and 2000                                                                                   5

          Notes to Condensed Consolidated Financial Statements                                                            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                            11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                                     20

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                                                      21

Item 6.   Exhibits and Reports on Form 8-K                                                                               22


SIGNATURE                                                                                                                23

                               NETCENTIVES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except share and par value amounts)
                                  (Unaudited)

                                                                                       December 31,                March 31,
                                                                                          1999 *                     2000
                                                                                       -------------------------------------
ASSETS
Current assets:
       Cash and equivalents                                                             $  75,290                 $  66,568
       Short-term investments                                                              10,812                     6,775
       Accounts receivable                                                                  2,169                     2,847
       Prepaid incentive awards                                                             1,534                     1,503
       Prepaid expenses and other current assets                                            1,169                     1,051
                                                                                       ------------------------------------
          Total current assets                                                             90,974                    78,744
       Property and equipment - net                                                         8,963                    15,700
       Intangible assets - net                                                              1,724                    37,501
       Other assets                                                                         3,040                     3,329
                                                                                       ------------------------------------
          Total assets                                                                 $  104,701                 $ 135,274
                                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                $    1,134                 $   2,254
       Accrued compensation and benefits                                                    1,818                     1,677
       Accrued redemption costs                                                             2,256                     2,288
       Other accrued liabilities                                                            2,926                     8,464
       Deferred revenue-product                                                             6,489                     7,857
       Deferred revenue-services                                                            3,572                     4,578
       Current portion of long-term obligations                                             1,008                     1,574
                                                                                       ------------------------------------
          Total current liabilities                                                        19,203                    28,692
Long-term obligations                                                                       1,234                     3,269
Stockholders' equity:
       Common stock, $.001 par value--shares authorized:
        100,000,000; shares outstanding: 1999, 32,355,099;
        March 31, 2000, 34,581,469                                                             33                        35
       Paid-in capital                                                                    165,731                   268,469
       Deferred stock expenses                                                            (15,665)                  (86,716)
       Receivables from sales of stock                                                       (450)                        -
       Accumulated deficit                                                                (65,385)                  (78,475)
                                                                                       ------------------------------------
       Total stockholders' equity                                                          84,264                   103,313
                                                                                       ------------------------------------
       Total liabilities and stockholders' equity                                      $  104,701                 $ 135,274
                                                                                       ====================================

* The December 31, 1999 amounts are derived from the Company's audited financial statements.


   See accompanying notes to the condensed consolidated financial statements

                                NETCENTIVES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                Three Months
                                                                               Ended March 31,
                                                                 --------------------------------------------
                                                                        1999                    2000
                                                                 --------------------   ---------------------
Revenues:
    Product                                                                $     103               $     487
    Program-related services                                                     117                   3,215
    Technical consulting services                                              1,436                     936
                                                                               -----                   -----
        Total revenues                                                         1,656                   4,638
                                                                               -----                   -----
Costs and expenses:
    Cost of product revenues                                                      92                     408
    Program-related services, marketing and support costs                      4,538                   7,910
    Cost of technical consulting services revenues                               817                     454
    Research and development                                                   1,087                   1,653
    Selling, general and administrative                                        1,318                   4,786
    Amortization of deferred stock compensation                                  477                   1,092
    Amortization of supplier and other stock arrangements                        604                   1,077
    Amortization of intangibles                                                  427                   1,524
                                                                               -----                  ------
        Total costs and expenses                                               9,360                  18,904
                                                                               -----                  ------

    Loss from operations                                                     (7,704)                 (14,266)
                                                                              -----                  -------
    Interest income                                                             146                    1,272
    Interest expense                                                            (50)                     (95)
                                                                              -----                  -------
    Net loss                                                             $   (7,608)            $    (13,089)
                                                                              =====                  =======

    Net loss per share- basic and diluted                                $    (2.53)             $     (0.40)
                                                                              =====                  =======
    Shares used in computing per share amounts-
        basic and diluted                                                 $   3,004             $     32,590
                                                                              =====                  =======
    Pro forma net loss per share on a converted basis-
        basic and diluted                                                $    (0.41)             $     (0.40)
                                                                              =====                  =======
    Shares used in computing pro forma per share amounts
        on a converted basis                                                 18,746                   32,590
                                                                             ======                  =======

   See accompanying notes to the condensed consolidated financial statements

                                NETCENTIVES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                ----------------------------------------------
                                                                                        1999                    2000
                                                                                ---------------------   ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

     Cash received from customers                                                         $    2,252               $    6,460

     Cash paid to suppliers and employees                                                     (6,138)                  (9,160)

     Cash paid for interest                                                                      (43)                     (89)

     Interest received                                                                           146                    1,272
                                                                                --------------------   ----------------------
       Net cash used in operating activities                                                  (3,783)                  (1,517)
                                                                                --------------------   ----------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                      (1,472)                  (7,807)

     Maturity (purchases) of short-term investments, net                                           -                    4,037

     Cash paid in UVN acquisition, net of cash acquired                                            -                   (4,103)

     Cash acquired in MaxMiles acquisition                                                         -                       32

     Other assets                                                                                 (8)                    (128)
                                                                                --------------------   ----------------------
       Net cash used in investing activities                                                  (1,480)                  (7,969)
                                                                                --------------------   ----------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

     Sales of common stock                                                                       102                      159
     Repayment (issuance) of receivable related to previous issuances of common
    stock                                                                                       (100)                     450

     Sales of preferred stock                                                                 24,080                        -

     Borrowings on long-term debt                                                                  -                      493

     Principal payments on long-term debt                                                       (376)                    (338)

     Principal payments on bank loan, net                                                       (100)                       -
                                                                                --------------------   ----------------------
        Net cash provided by financing activities                                             23,606                      764
                                                                                --------------------   ----------------------

 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                              18,343                   (8,722)

 CASH AND EQUIVALENTS, Beginning of period                                                    13,651                   75,290
                                                                                --------------------   ----------------------
 CASH AND EQUIVALENTS, End of period                                                      $   31,994              $    66,568
                                                                                ====================   ======================

 NONCASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of UVN:
      Value of stock issued                                                                                            18,028

      Cash paid                                                                                                         4,103

      Liabilities assumed                                                                                               4,631
                                                                                                        ---------------------
        Assets acquired (including intangibles of $25,548)                                                        $    26,762
                                                                                                        =====================

    Acquisition of MaxMiles:
      Value of stock and options issued, net of deferred stock compensation                                            11,326

      Cash acquired                                                                                                       (32)

      Liabilities assumed                                                                                                 477
                                                                                                        ---------------------
        Assets acquired (including intangibles of $11,625)                                                        $    11,771
                                                                                                        =====================


   See accompanying notes to the condensed consolidated financial statements

NETCENTIVES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Netcentives Inc. (the "Company") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000, the results of operations for the quarters ended March 31, 1999 and 2000, and changes in cash flows for the quarters ended March 31, 1999 and 2000. The balance sheet at December 31, 1999, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim consolidated financial statements. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes hereto, for the year ended December 31, 1999 included in the Company's Form 10-K.

The results of operations for the quarters herein presented are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified for consistency with the current period presentation. Such reclassifications had no impact to net loss or stockholders' equity.

Note 2 - Subsequent Events and Acquisitions

On January 31, 2000, the Company completed the acquisition of all outstanding capital stock of MaxMiles, Inc., a provider of personal aggregation technologies, in exchange for issuance of 153,058 shares of the Company's common stock valued at approximately $10,200,000 and options to purchase 21,922 shares of the Company stock at prices ranging from $.03 to $10.44 per share, of which 17,388 were vested at the date of the acquisition and have been included as part of the acquisition price at their fair value of approximately $1,100,000. The remaining 4,534 unvested options have been recorded as deferred stock expense in the amount of $254,000 and will be amortized over the remaining three year vesting period.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of MaxMiles since the date of acquisition have been included in the Company's consolidated financial statements. The total consideration exceeded the fair value of the net assets acquired by approximately $11,600,000, which has preliminarily been recorded as intangibles and is being amortized on a straight-line basis over an estimated useful life of three years. The Company expects to complete the purchase price allocation during the second quarter of 2000.

On March 3, 2000, the Company completed the acquisition of all outstanding capital stock of UVN Holdings, Inc., SHC Venture, LLC, and the outstanding minority interest in UVN's majority owned subsidiary Universal Value Network, LLC (collectively referred to as "UVN"). UVN's business utilizes payment card data to recognize and reward online and offline purchasing behavior. Total purchase price includes issuance of 335,532 shares of the Company's common stock valued at approximately $16,300,000, cash payments totaling approximately $4,900,000 (including approximately $2,100,000 of transaction costs), and 36,000 shares of the Company's common stock valued at approximately $1,800,000 to extinguish certain debt of UVN. The acquisition also gives the Company a 49% equity ownership in Golden Retriever Systems, LLC (GRS), which maintains connectivity to information on approximately 90% of U.S. sources of payment card transactions including data from payment card processors, merchant acquiring banks and merchants. The Company may be required to issue up to 48,888 shares of common stock based on UVN's achievement of certain performance milestones over the next 22 months.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of UVN since the date of acquisition have been included in the Company's consolidated financial statements. The total consideration exceeded the fair value of the net assets acquired by approximately $25,500,000 which has preliminarily been recorded as intangibles and is being amortized on a straight-line basis over an estimated useful life of five years. The Company expects to complete the purchase price allocation during the second quarter of 2000.

The following unaudited proforma information shows the results of operations for the quarters ended March 31, 1999 and 2000 as if the MaxMiles and the UVN acquisitions had occurred at the beginning of 1999. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the respective periods presented or of future operations of the combined companies (in thousands, except per share information).

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                    ---------------------------------------------------
                                                                               1999                       2000
                                                                    ------------------------     ----------------------
Total revenues                                                                $1,789                     $4,647
Net loss                                                                     (10,683)                   (16,351)
Net loss per share, basic and diluted                                          (3.03)                      (.50)

On April 7, 2000, the Company completed the acquisition of all outstanding capital stock of Post Communications, Inc., a provider of customized email marketing services, in exchange for issuance of 6,282,289 million shares of the Company's common stock. This acquisition will be accounted for as a purchase.

On April 10, 2000, the Company announced a strategic alliance to create an online loyalty program for the CMGI network and its 70 member companies. As part of the alliance, CMGI will receive approximately 4.9% or 1,694,492 shares of the Company's outstanding common stock with a value of approximately $23,000,000 million. The Company will also receive, in exchange for its shares, 425,317 shares of CMGI outstanding common stock with a value of approximately $23,000,000.


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

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

                                                                             Three Months Ended
                                                                                  March 31,
                                                             ---------------------------------------------------
                                                                        1999                         2000
                                                             ------------------------     ----------------------
Weighted average common shares outstanding                                     5,068                      33,648
Weighted average common shares outstanding
 subject to repurchase                                                        (2,064)                     (1,058)
                                                             -----------------------      ----------------------

Shares used in computation, basic and diluted                                  3,004                      32,590

Weighted average preferred stock outstanding                                  15,742                           -
                                                             -----------------------      ----------------------

Shares used in computing pro forma per share
 amounts on a converted basis                                                 18,746                      32,590
                                                             =======================      ======================

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

                                                                                Three Months Ended
                                                                                     March 31,
                                                                   ------------------------------------------
                                                                     1999                              2000
                                                                   --------                          --------
Convertible preferred stock                                          18,763                                 -
Shares of common stock subject to repurchase                          2,012                             1,010
Outstanding options                                                   4,265                             6,458
Warrants                                                                662                               997


Note4 - Consolidated Statement of Cash Flows Information

A reconciliation of net loss to net cash used in operating activities follows (in thousands:)


                                                                                     Three Months
                                                                                    Ended March 31,
                                                                          --------------------------------------

                                                                              1999                     2000
                                                                          --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $ (7,608)             $ (13,089)
   Reconciliation to net cash used in operating
       activities:
       Depreciation and amortization                                             1,213                  2,951
       Deferred stock compensation expense                                         477                  1,092
       Expenses relating to stock warrants and other stock arrangements            611                  1,083
       Advertising expense arising from barter transactions                        386                     88
       ClickMiles issued for services                                            1,114                    750
       Changes in operating assets and liabilities:
               Accounts receivable                                                  31                   (464)
               Prepaid incentive awards                                             25                     31
               Prepaid expenses                                                   (122)                   158
               Other assets                                                          6                    456
               Accounts payable                                                    118                   (728)
               Accrued compensation and benefits                                    13                   (673)
               Accrued redemption costs                                           (114)                  (718)
               Other accrued liabilities                                          (498)                 5,260
               Deferred revenue-product and services                               565                  2,286
                                                                          ------------------------------------

                                                                              $ (3,783)              $ (1,517)
                                                                          ====================================



Note 5 - Segment Reporting

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

The Company's operating businesses are organized based on the nature of products and services provided. Based on this approach, the Company classifies its businesses into two identifiable segments: Currency and Technical Consulting Services. Certain of the Company's businesses do not meet the definition of a reportable operating segment and have been aggregated. These include the ClickRewards Network, Enterprise Incentive Programs and Custom Loyalty Programs. Segment accounting policies are the same as the policies described in note 2 of the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Form 10-K.

Financial information for the Company's business segments is as follows (in thousands):

                                                                             For the period ended
                                                                                  March 31,
                                                                                  ---------
                                                                         1999                     2000
                                                                         -----                    -----
Revenues:
     Currency                                                              220                    3,702
     Technical consulting services                                       1,636                    1,015
     Elimination of intersegment revenues                                 (200)                     (79)
                                                                        ------                  -------
             Consolidated Revenues                                     $ 1,656                 $  4,638
                                                                        ======                  =======
Loss from operations:
     Currency                                                           (8,293)                  (14,748)
     Technical consulting services                                         690                       528
     Elimination of intersegment profits                                  (101)                      (46)
                                                                        ------                  --------
             Consolidated loss from operations                         $(7,704)                $ (14,266)
                                                                        ======                  ========

Assets:
     Currency                                                           36,995                   133,051
     Technical consulting services                                       3,611                     2,223
                                                                       -------                   -------
             Consolidated assets                                      $ 40,606                  $135,274
                                                                       =======                  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause Netcentives' actual results, performance, or achievements to be materially different from those stated herein. Although management of Netcentives believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Risk Factors" sections of Netcentives' Form 10-K.

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

In January 2000, the Company entered into an agreement with America Online, Inc.
(AOL) under which the Company's rewards technology will become the exclusive online support infrastructure for AOL/AAdvantage, AOL's consumer rewards network. In addition, the companies also agreed to create "ICQ ClickRewards"--a rewards program for ICQ, AOL's online communications community. As part of these agreements, the Company issued AOL 1,560,000 shares of the Company's common stock. The Company has recorded $82 million in deferred stock expenses based on the fair value of the stock issued to AOL. A portion of the deferred stock expense will be recorded as an offset to revenue earned by the Company over time related to the AOL Program and a portion will be recorded over the three-year agreement period as a non-cash marketing expense related to ICQ ClickRewards. In the quarter ended March 31, 2000, the Company recorded $4.6 million of non-cash marketing expenses.

On January 31, 2000, the Company completed the acquisition of all outstanding capital stock of MaxMiles, Inc., a provider of personal aggregation technologies, in exchange for issuance of 153,058 shares of the Company's common stock valued at $10.2 million and options to purchase 21,922 shares of the Company stock at prices ranging from $.03 to $10.44 per share, of which 17,388 were vested at the date of the acquisition and have been included as part of the acquisition price at their fair value of $1.1 million. The remaining 4,534 unvested options have been recorded as deferred stock expense in the amount of $254,000 and will be amortized over the remaining three year vesting period.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of MaxMiles since the date of acquisition have been included in the Company's consolidated financial statements. The total consideration exceeded the fair value of the net assets acquired by $11.6 million, which has preliminarily been recorded as intangibles and is being amortized on a straight-line basis over an estimated useful life of three years. The Company expects to complete the purchase price allocation during the second quarter of 2000.

On February 15, 2000, the Company entered into an agreement, subject to certain conditions, to acquire all outstanding capital stock of Post Communications, Inc., a provider of customized email marketing services, in exchange for issuance of approximately 6.3 million shares of the Company's common stock. This acquisition was completed in April 2000 and will be accounted for as a purchase.

On March 3, 2000, the Company completed the acquisition of all outstanding capital stock of UVN Holdings, Inc., SHC Venture, LLC, and the outstanding minority interest in UVN's majority owned subsidiary Universal Value Network, LLC. UVN's business utilizes payment card data to recognize and reward online and offline purchasing behavior. Total purchase price includes issuance of 335,532 shares of the Company's common stock valued at approximately $16.3 million, cash payments totaling approximately $4.9 million (including approximately $2.1 million of transaction costs), and 36,000 shares of the Company's common stock valued at approximately $1.8 million to extinguish certain debt of UVN. The acquisition also gives the Company a 49% equity ownership in Golden Retriever Systems, LLC (GRS), which maintains connectivity to information on approximately 90% of U.S. sources of payment card transactions including data from payment card processors, merchant acquiring banks and merchants. The Company may be required to issue up to 48,888 shares of common stock based on UVN's achievement of certain performance milestones over the next 22 months.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of UVN since the date of acquisition have been included in the Company's consolidated financial statements. The total consideration exceeded the fair value of the net assets acquired by $25.5 million, which has preliminarily been recorded as intangibles and is being amortized on a straight-line basis over an estimated useful life of five years. The Company expects to complete the purchase price allocation during the second quarter of 2000.

How our Programs Work

Netcentives is a leading provider of marketing infrastructure technologies and services which drive greater customer loyalty and maximize lifetime customer value for clients. We have focused our business strategy around achieving the full lifetime value of customers for our clients both online and offline. In our turn-key, end-to-end solutions, we sell rewards currencies to electronic retailers, portals and other Internet sites. Our most established rewards currency is ClickMiles, which we sell to merchants who become part of the ClickRewards Network. These merchants, in turn, award these ClickMiles to consumers as purchase, loyalty and other incentives. ClickMiles are redeemable for, among other things, frequent flyer miles on major airlines at a ratio of one frequent flyer mile for each ClickMile. We have also developed and continue to develop customer branded loyalty and rewards currencies for large Internet merchants, portals, community sites and other business customers. We sell these custom currencies to our customers, who then distribute them under their own brands. The custom loyalty currencies are redeemable for items specific to the customer for whom the currency has been developed and, in certain cases, are exchangeable for ClickMiles.

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

Custom Loyalty Programs and Enterprise Incentive Solutions. In 1999, we expanded the flexible technology platform of our ClickRewards program to meet the marketing needs of large portals and financial institutions with large constituencies, and to enable large enterprises to motivate and reward their employees, channel partners, and other stakeholders via intranets and extranets. These Custom Loyalty programs and Enterprise Incentive Solutions are delivered on both a fully configured "turn key" basis as well as on a separately-priced basis, and are powered by Netcentives' secure and scalable technology. We may separately charge these customers for various relationship management and other services including transaction management, promotional consulting, direct marketing services and integration and maintenance of our enabling software.

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

A merchant or custom loyalty client typically purchases currencies from us before awarding them. Upon the sale of our loyalty currencies, we allocate these revenues between the product component, and the program-related services components. The product component of revenues is deferred until the member redeems the currency for his or her selected reward. At the time of redemption, we recognize the product component of revenues and the associated cost of revenue based on the actual cost of the redemption reward. The revenue related to the services component of the currency sale is deferred until the sale of the currency becomes non-refundable, which in the ClickRewards program has historically been upon award of the currency to a consumer by the merchant. Services revenues relating to separately-priced services are recognized when these services are delivered. The remaining portion of services revenues is recognized ratably over the period during which these services are provided. For all ClickMiles sold through March 31, 2000, this service period has been initially calculated for the maximum life of the ClickMile based on its expiration date. To the extent ClickMiles are redeemed prior to expiration, the remaining unamortized amount of deferred services revenues is recognized at the time of redemption.

Currently, ClickRewards merchants buy ClickMiles in advance based on their anticipated needs. New merchants are required to purchase a minimum of 450,000 ClickMiles. On an ongoing basis, each merchant is required to purchase ClickMiles in quantities at least equal to its expected monthly usage and to maintain a minimum balance generally equal to its expected bi-weekly usage. We determine each merchant's expected usage based on past trends and forecasted requirements in active promotions. These ClickMiles are non-refundable and will expire if not awarded by the merchant within a six-month period. The merchant services portion of revenues of any ClickMiles sold under these arrangements is amortized over the maximum period during which the merchant may use the ClickMiles, resulting in a shorter amortization period than has historically been used. The member services component of revenues continues to be amortized over the expected life of the ClickMile. This change did not have a significant impact on revenues in the year ended December 31, 1999 or for the three months ended March 31, 2000.

If loyalty currency points expire or are forfeited, we recognize the remaining amount of deferred product and program-related services revenues at the time of expiration or forfeiture. Since we do not have sufficient experience concerning the redemption or forfeiture of currency points, we cannot currently predict in which periods we will recognize these revenues.

We typically sell our loyalty currency products and related services to merchants or custom clients for cash. However, from time to time, in connection with promoting the ClickRewards Network, we also sell ClickMiles to our merchants for non-cash consideration, such as advertising and merchandise. The revenue from the sale of these ClickMiles is accounted for on the same basis as cash sales and the value of the advertising or merchandise is recorded as an expense or a prepaid asset as appropriate. In the quarter ended March 31, 1999, approximately $386,000 of advertising expense was recorded under these arrangements, of which 93% was transacted with two merchants. In the quarter ended March 31, 2000, approximately $88,000 of advertising expense was recorded under these arrangements, of which 93% was transacted with two merchants.

We also derive program-related service revenues from the initial set-up fees received from some of our Custom Loyalty programs. We recognize these set-up fees and related costs over the minimum life of the Custom Loyalty program contract. Additionally, we derive program-related service revenues from advertising and other direct marketing services provided to third parties. In the quarter ended March 31, 2000, we recognized $964,000 of revenues related to these activities.

A reconciliation of loyalty currencies activity for the ClickRewards program, deferred revenue-product and and non-revenue points awarded by Netcentives follows (in thousands):

                                                                            Three Months
                                                                          Ended March 31,
                                                        ------------------------------------------------
                                                             1999                          2000
                                                        ----------------              ------------------
Loyalty currencies activities (number of points):

   Beginning balance                                         62,495                       307,940

   Awarded by merchants                                      32,234                        76,409

   Redeemed by members                                       (5,132)                      (19,802)

   Sold to merchants not yet awarded, net (1)                 4,628                        30,740

   Expired (2)                                                    -                       (22,906)
                                                        -----------                   -----------
   Ending balance                                            94,225                       372,381
                                                        ===========                   ===========
    In circulation (3)                                       72,706                       258,223
                                                        ===========                   ===========

Deferred Revenues--Product:

   Beginning balance                                      $   1,250                     $   6,160

   Awarded by merchants                                         645                         1,527

   Redeemed by members                                         (103)                         (396)

   Sold to merchants not yet awarded, net (1)                    93                           615

   Expired (2)                                                    -                          (458)

   Ending balance                                       -----------                   -----------
                                                          $   1,885                     $   7,448
                                                        ===========                   ===========
Non-revenue points awarded by Netcentives (4):
   Points outstanding at end of period                        84,455                      123,676
                                                       =============                  ===========

   Accrued redemption costs                            $       1,562                  $     2,288
                                                       =============                  ===========


(1) Merchants are required to purchase points in advance before awarding them to consumers. This represents the buying activity, net of awards to members, of merchants.

(2) Some points purchased by merchants must be awarded within specified periods and cannot be refunded. In addition, some points issued to consumers expire if the consumer has no earning or redemption activity for a twelve month period. This represents the number of points which expired unawarded and the amounts recorded as revenue at that time related to merchant points and represents the number of points which expired in consumers accounts and were recorded as revenues.

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

A reconciliation of loyalty currencies activity for the Custom Loyalty programs, deferred revenue-product follows (in thousands):

                                                                         Three Months
                                                                       Ended March 31,
                                                                  ----------------------
                                                                    1999          2000
                                                                  ----------  ----------
Loyalty currencies activities (number of points):
   Beginning balance                                                     -        64,181
   Awarded by merchants                                                  -        10,426
   Redeemed by members                                                   -        (3,090)
   Sold to merchants not yet awarded, net (1)                            -        31,176
   Expired (2)                                                           -             -
                                                                  ----------   ---------
   Ending balance                                                        -       102,693
                                                                  ==========   =========

    In circulation (3)                                                   -        35,817
                                                                  ==========   =========

Deferred Revenues--Product:
   Beginning balance                                                 $   -      $    329
   Awarded by merchants                                                  -            29
   Redeemed by members                                                   -            (1)
   Sold to merchants not yet awarded, net (1)                            -            52
   Expired (2)                                                           -             -
                                                                  ----------    --------
   Ending balance                                                    $   -      $    409
                                                                  ==========    ========

--------
(1) Merchants are required to purchase points in advance before awarding them to consumers. This represents the buying activity, net of awards to members, of merchants.

(2) Some points purchased by merchants must be awarded within specified periods and cannot be refunded. In addition, some points issued to consumers expire if the consumer has no earning or redemption activity for a twelve month period. This represents the number of points which expired unawarded and the amounts recorded as revenue at that time related to merchant points and represents the number of points which expired in consumers accounts and were recorded as revenues.

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

Results of Operations

Three Months Ended March 31, 1999 and 2000

Revenues

Revenues increased from $1.7 million in the quarter ended March 31, 1999 to $4.6 million in the quarter ended March 31, 2000. The increase in revenues were primarily a result of growth of our ClickRewards Network launched in March 1998. Merchants awarded 32.2 million ClickMiles and 76.4 million ClickMiles in the quarters ended March 31, 1999 and 2000, respectively, which was principally attributable to increases in the number of merchants and members participating in the ClickRewards Network. Product revenues reflect the redemption of ClickMiles for awards during the year and increased from $103,000 in the quarter ended March 31, 1999 to $487,000 in the quarter ended March 31, 2000. Consumers redeemed 5.1 million ClickMiles and 19.8 million ClickMiles in the quarters ended March 31, 1999 and 2000, respectively. Program-related service revenues in the three months ended March 31, 2000 included $964,000 relating to advertising and other direct marketing services provided to third parties. Program-related service revenues in the three months ended March 31, 2000 also included $458,000 related to consumer point expirations. Technical consulting services decreased from $1.4 million in the quarter ended March 31, 1999 to $936,000 in the quarter ended March 31, 2000. This decrease was due to the Company having fewer consulting engagements in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

Cost of Product Revenues

Cost of product revenues represents the actual cost of awards selected by members in exchange for ClickMiles. Cost of product revenues were $92,000 and $408,000 for the quarters ended March 31, 1999 and 2000, respectively. These cost of product revenues represented 89% and 84% of product revenues for the quarters ended March 31, 1999 and 2000, respectively. The increase in cost of product revenues was a result of the increased redemption of ClickMiles by members which was principally related to the increased number of ClickMiles outstanding.

Program-Related Services, Marketing and Support Costs

Program-related services, marketing and support costs represents the cost of marketing services provided for the ClickRewards Network, as well as costs incurred to support merchants and members in the Network. These costs consist primarily of compensation and related costs for marketing and sales personnel, advertising and marketing for the ClickRewards Network, merchant account and rewards supplier management, product management activities and ClickMiles issued to acquire new members for the ClickRewards Network. Program-related marketing and support costs increased from $4.5 million in the quarter ended March 31, 1999 to $7.9 million in the quarter ended March 31, 2000. The increase from quarter to quarter was primarily the result of increased marketing and consumer support personnel expenses of $1.6 million and advertising and promotions expenses of $1.1 million associated with the ClickRewards Network. We expect to substantially increase our marketing expenditures, particularly those related to acquiring members for the ClickRewards Network, advertising and promoting our brands and products, recruiting additional marketing personnel and managing programs for our Custom Loyalty Networks and Enterprise Incentive Solutions customers.

Cost of Technical Consulting Services Revenues

Cost of technical consulting services consists of the personnel and overhead costs incurred in connection with providing technical consulting services. Cost of technical consulting services totaled $817,000 and $454,000 for the quarters ended March 31, 1999 and 2000, respectively, and were related to technical consulting services provided by Netcentives Professional Services
(formerly the Panttaja Consulting Group).   Cost of technical consulting
services were 57% and 48% of technical consulting service revenues in the quarters ended March 31, 1999 and 2000. This decline as a percentage of revenues was due to the Company utilizing fewer consultants that have higher costs and achieving a higher rate of utilization on its internal resources in the quarter ended March 31, 2000 as compared to March 31, 1999.

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development personnel, including independent contractors and consultants, software licensing expenses and allocated operating expenses such as site hosting, Web site production, facilities expenses, and equipment
costs.   Research and development expenses increased from $1.1 million in the quarter ended March 31, 1999 to $1.7 million in the quarter ended March 31,
2000.   This increase was primarily the result of an increase in expenses for enhancements to the ClickRewards Network, as well as initial development efforts relating to our Custom Loyalty Networks. The largest component of the increases was the growth in compensation and related staff expenses which increased by $600,000. We expect to continue to increase substantially research and development spending in absolute dollars as we develop new products and expand our resources to maintain existing products.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses, sales commissions, treasury expenses, accounting and administrative expenses, professional fees, and other selling and corporate expenses. Selling, general and administrative expenses increased from $1.3 million in the quarter ended March 31, 1999 to $4.8 million in the quarter ended
March 31, 2000.   The increase from period to period was primarily the result of increased sales efforts to enroll merchants into the ClickRewards Network, increased business development efforts for our Custom Loyalty Networks, increased general and administrative personnel and increased facilities and office costs. The largest components of the increase were the growth in compensation expense and related staff costs as a result of increased staffing levels which increased by $1.8 million from the quarter ended March 31, 1999 to March 31, 2000, and the growth in the facilities and office costs which increased by $1.4 million from the quarter ended March 31, 1999 to March 31, 2000. We expect selling, general and administrative expenses to increase in absolute amounts as we add personnel and incur additional costs related to the anticipated growth of our ClickRewards and Custom Loyalty Networks, our expansion into international markets and our operation as a public company.

Amortization of Deferred Stock Compensation, Supplier and Other Stock Arrangements and Intangibles

Amortization of deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants, and the deemed fair market value of our common stock at the time of these grants. This difference is amortized over the vesting period for such grants, which is typically four years. Amortization of deferred stock compensation was $477,000 and $1.1 million in the quarters ended March 31, 1999 and 2000, respectively. These amounts resulted from amortization of deferred stock compensation related to stock option grants and stock awards granted in 1998 and 1999.

Amortization of supplier and other stock arrangements represents the cost of warrants granted to certain airlines and other rewards suppliers in return for exclusivity and the cost of stock issued related to the ICQ ClickRewards program. Expenses related to contingent stock warrants granted to certain airlines and other partners and the stock issued related to ICQ ClickRewards program was $604,000 and $1.1 million in the quarter ended March 31, 1999 and 2000, respectively. Because the vesting of certain of these awards is subject to these rewards suppliers maintaining the exclusivity of the arrangement with Netcentives, the valuation of the warrants is not finalized until the vesting date. A substantial number of these warrants had not vested as of March 31, 2000. As a result, the charge relating to supplier stock awards may increase over remaining vesting periods through 2001.

In December 1998, we acquired Panttaja Consulting Group in a transaction that was accounted for as a purchase. The resulting intangibles of $3.5 million recorded in the acquisition will be amortized over two years. In January 2000, we acquired MaxMiles in a transaction accounted for as a purchase. The resulting intangibles of $11.6 million recorded in the acquisition are being amortized over an estimated useful life of three years. In March 2000, we acquired UVN in a transaction accounted for as a purchase. The resulting intangibles of $25.5 million recorded in the acquisition are being amortized over an estimated useful live of five years. In the quarters ended March 31, 1999 and 2000, we incurred $427,000 and $1.5 million, respectively, of expense related to amortization of these intangibles.

Interest Income, Net

Interest income primarily represents interest earned on short-term investments in highly-liquid debt instruments with a maturity at time of purchase of three months or less. Interest income, net, increased from $96,000 for the quarter ended March 31, 2000 to $1.2 million for the quarter ended March 31, 2000. The increase was a result of increased interest income from $146,000 for the quarter ended March 31, 1999 to $1.3 million for the quarter ended March 31, 2000, relating to increased cash and short-term investment balances, offset in part by an increase in interest expense relating to capital leases and other financing arrangements from $50,000 to $95,000 for the comparable period.

Income Taxes

We have recorded losses since inception, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes for the quarters ended March 31, 1999 and 2000.

Net Loss

Net loss increased from $7.6 million to $13.1 million in the quarters ended March 31, 1999 and 2000, respectively. The increases in net loss were primarily due to an increase of operating costs and expenses from $9.5 million in the quarter ended March 31, 1999 to $18.9 million in the quarter ended March 31, 2000.

Liquidity and Capital Resources

Prior to our initial public offering in October 1999, we had funded our operations primarily through the private placement of preferred equity securities, through which we had raised net proceeds of $63.7 million through October 1999. We raised approximately $68.8 million in our initial public offering in October 1999. We have also financed our operations through equipment lease financing and bank borrowings. As of March 31, 2000, we had outstanding equipment lease financing and bank borrowings totaling $2.9 million and note payables totaling $1.9 million. We have no other available lines of credit or credit available under existing arrangements.

Cash used in operations was $3.8 million and $1.5 million in the quarters ended March 31, 1999 and 2000, respectively. The cash used was primarily the result of our operating losses in these periods. Cash used in operations primarily reflected cash received from customers of $2.3 million and $6.5 million in the quarters ended March 31, 1999 and 2000, respectively, offset by cash paid to suppliers and employees of $6.1 million and $9.2 million in the same periods.

We initially defer recording revenue at the time we sell our loyalty currencies, even though we have received cash from our customers for these sales. A significant portion of revenue is not recognized until the currency is redeemed by the consumer. The remaining revenue is recognized on a ratable basis over the periods in which marketing and support services are provided to merchants and members. As a result of this accounting method, the cash received from customers is substantially greater than the amount of revenues reported for these periods. The difference in these amounts is reflected primarily as an increase in the amount of deferred revenues for products and services shown on our condensed consolidated balance sheet. Total deferred revenues increased on a net basis from cash transactions by $565,000 and $2.3 million for the quarters ended March 31, 1999 and 2000, respectively.

Cash paid to suppliers and employees was significantly less than costs and expenses reported for these same periods. This resulted from non-cash charges relating to depreciation, the amortization of deferred stock compensation, supplier stock awards and intangible assets arising from the acquisition of Panttaja Consulting Group, MaxMiles and UVN, and the use of ClickMiles in lieu of cash to pay for certain expenses. Non-cash amortization charges totaled $2.3 million in the quarter ended March 31, 1999 and $5.1 million in the quarter ended March 31, 2000. The use of ClickMiles in lieu of cash to pay for certain expenses resulted in the deferral of cash payments of $1.5 million and $838,000 during the quarters ended March 31, 1999 and 2000, respectively.

Investments in property and equipment were $1.5 million and $7.8 million in the quarters ended March 31, 1999 and 2000, respectively. This increase was due to additional capital expenditures incurred as a result of the build-out and furnishing of the Company's new headquarters and due to the Company's purchasing more equipment as a result of headcount increases. Cash provided by financing activities was $23.6 million and $764,000 in the quarters ended March 31, 1999 and 2000, respectively. Cash was provided primarily by sales of preferred stock of $24.0 million in the quarter ended March 31, 1999.

At March 31, 2000, in the ClickRewards Network we had 372.4 million ClickMiles outstanding which had been sold to merchants (of which 258.2 million had been awarded to members and are in circulation). The March 31, 2000 balance sheet includes approximately $7.4 million of deferred revenues relating to the product component of this currency, which will be recognized as revenue at the time of redemption. Other than barter exchanges, we have already received cash from our merchants relating to these points, which is unrestricted and which we can use for any corporate purpose. In addition, an additional 123.7 million ClickMiles which had been issued by us to pay for expenses in lieu of cash were outstanding. As of March 31, 2000, we had an accrued liability of approximately $2.3 million for the estimated cost of redemption of these points. All of these points expire if not redeemed by December 31, 2001. Although we have purchased some frequent flyer miles in advance, most of the funding to pay for the costs associated with these product redemption liabilities must come from available cash resources at the time of redemption. Although these liabilities are reflected as current liabilities in our balance sheet, the timing of the related liability is controlled by the actual redemptions, which could occur in irregular patterns over the next two years until expiration. Because we cannot control the timing of our members' decision to redeem points, should the rate of redemption of points exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

At March 31, 2000, in the Custom Loyalty programs we had 102.7 million custom loyalty currency points outstanding which had been sold to Custom Loyalty clients (of which 35.8 million had been awarded to members and are in circulation). The March 31, 2000 balance sheet includes approximately $409,000 of deferred revenues relating to the product component of these currencies, which will be recognized as revenue at the time of redemption. Other than barter exchanges, we have already received cash from our merchants relating to these points, which is unrestricted and which we can use for any corporate purpose. Most of the funding to pay for the costs associated with these product redemption liabilities must come from available cash resources at the time of redemption. Although these liabilities are reflected as current liabilities in our balance sheet, the timing of the related liability is controlled by the actual redemptions, which could occur in irregular patterns over the next two years until expiration. Because we cannot control the timing of our members' decision to redeem points, should the rate of redemption of points exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

At March 31, 2000, we had cash and equivalents totaling $66.6 million. We anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had no holdings of derivative financial or commodity instruments at March 31, 2000. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on March 31, 2000, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on March 31, 2000, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

The table below presents principal amounts (in thousands) and related weighted average fixed interest rates for our investment portfolio.

                                                          Expected Maturity               Estimated Fair Value
                                                             2000                          at March 31, 2000
                                                  ------------------------------------------------------------------
Federal Instruments                                                     $12,300                            $12,300
Weighted average fixed interest rate                                      5.77%
Commercial paper & short-term obligations                              $54,268                             $54,268
Weighted average fixed interest rate                                     5.91%
Total portfolio                                                        $66,568                             $66,568

As of March 31, 2000, we had $66.6 million of cash and cash equivalents earning a weighted average variable interest rate of 5.89%.

Part II.  Other Information

Item 2. Changes in Securities and Use of Proceeds

On October 13, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-83443) was declared effective by the Securities and Exchange Commission (and closed on October 19, 1999), pursuant to which 6,000,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share. In addition, on November 9, 1999 the Company sold an additional 335,937 shares under the underwriters' overallotment option. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Thomas Weisel Partners LLC. After deducting approximately $5.3 million in underwriting discounts and $1.9 million in other related expenses, the net proceeds of the offering were approximately $68.8 million. Of such amount, approximately $20.6 million has been used for working capital, approximately $300,000 has been used for debt repayment, approximately $2.8 million has been used for acquisitions and the remainder has been invested in investment grade, interest bearing securities. The Company intends to use the remaining proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

On January 31, 2000, the Company acquired MaxMiles, Inc., a Delaware corporation ("MaxMiles"), by the merger (the "Merger") of Arachnid Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company with and into MaxMiles. The Company issued a total of 153,058 shares of the Company's Common Stock to former MaxMiles shareholders in exchange for the acquisition by the Company of all outstanding MaxMiles capital stock. For purposes of determining the number of shares of Common Stock issuable pursuant to the Merger, each share of Common Stock of the Company was valued at $66.54. All of the shares issued in connection with this transaction were restricted securities exempt from registration under the Securities Act of 1933 pursuant to the Section 4(2) of such Act as there was no public offering of such shares. No underwriters were involved in such transaction.

On March 3, 2000, the Company acquired UVN Holdings, Inc., an Arizona corporation ("UVN"), by the merger (the "UVN Merger") of Brown Dog Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company with and into UVN. The Company issued a total of 277,032 shares of the Company's Common Stock to former UVN shareholders in exchange for the acquisition by the Company of all outstanding UVN capital stock. In addition, as part of the transaction, the Company issued 58,500 shares of its Common Stock to SHC Direct, LLC to purchase its limited liability company interest in Universal Value Network, LLC and 36,000 shares of its Common Stock to certain holders of debt of UVN to extinguish such debt. For purposes of determining the number of shares of Common Stock issuable pursuant to the UVN Merger, each share of Common Stock of the Company was valued at $52.00. All of the shares issued in connection with this transaction were restricted securities exempt from registration under the Securities Act of 1933 pursuant to the Section 4(2) of such Act as there was no public offering of such shares. No underwriters were involved in such transaction. Under the terms of the Merger, the Company will pay to the former UVN shareholders an additional 48,888 shares of Common Stock in the aggregate if certain revenue targets are achieved for the fiscal years ended December 31, 2000 and December 31, 2001.

On March 31, 2000, the Company entered into a Securities Purchase Agreement with America Online, Inc. ("AOL") pursuant to which the Company issued to AOL 1,560,000 shares of the Company's Common Stock as consideration for entering into the Interactive Marketing and Software Distribution Agreement dated as of January 28, 2000 by and between the parties. All of the shares issued in connection with this transaction were restricted securities exempt from registration under the Securities Act of 1933 pursuant to the Section 4(2) of such Act as there was no public offering of such shares. No underwriters were involved in such transaction.

Item 6. Exhibits and Reports on Form 8-K.

        a)           Exhibits


2.1* Agreement and Plan of Merger among the Registrant, Brown Dog Acquisition Corportion and UVN Holdings, Inc.

2.2 Agreement and Plan of Reorganization by and among the Registrant, Arachnid Acquisition Corporation and MaxMiles, Inc. dated as of January 31, 2000.

3.1**            Amended and Restated Certificate of Incorporation of the
                 Registrant.

3.2**            Bylaws of the Registrant.

10.22 Interactive Marketing and Software Distribution Agreement by and between America Online, Inc. and Netcentives Inc. dated as of January 28, 2000.***

27.1             Financial Data Schedule
---------
* Incorporated by reference to the exhibit with the same numerical designation filed as part of the Report on Form 8-K of the Registrant dated March 3, 2000, filed with the SEC on March 20, 2000.

**   Incorporated by reference to the exhibit with the same numerical designation filed as part of the Registrant's Registration Statement 333-83443, as amended, declared effective on October 19, 1999.

*** Incorporated by reference to the exhibit with the same numerical designation filed as part of the Report on Form 8-K of the Registrant dated January 28, 2000, filed with the SEC on February 15, 2000.


        b)           Reports on Form 8-K

                 Report on Form 8-K, filed on February 15, 2000 for the purpose of filing the Company's Interactive Marketing and Software Distribution Agreement with America Online, Inc. dated as of January 28, 2000 and the press release announcing the execution of such agreement.

                 Report on Form 8-K, filed on March 20, 2000 for the purpose of disclosing the Company's acquisition of UVN Holdings, Inc. and filing the Agreement and Plan of Merger among the Registrant, Brown Dog Acquisition Corporation and UVN Holdings, Inc. dated as of March 3, 2000.

          Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2000                   NETCENTIVES INC.
                                      By /s/ John F. Longinotti
                                         ------------------------------

                                        John F. Longinotti
                                        Executive VP, Operations and Chief
                                        Financial Officer
                                        (Principal Financial Officer)

Exhibit Index

Exhibit No.                 Description
----------                  -----------
2.2 Agreement and Plan of Reorganization by and among the Registrant, Arachnid Acquisition Corporation and MaxMiles, Inc. dated as of January 31, 2000.

27.1               Financial Data Schedule.