Form 10-Q
period 2000-06-30
NETCENTIVES INC
filed 2000-08-14
CIK 1081404

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             ____________________

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                        _______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value per share, as of July 31, 2000 was 42,611,071.

NETCENTIVES INC.
FORM 10-Q

For the Quarter Ended June 30, 2000

INDEX

PART I FINANCIAL INFORMATION                                                                PAGE
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000      3

          Condensed Consolidated Statements of Operations for the Three and Six Months         4
          Ended June 30, 1999 and 2000

          Condensed Consolidated Statements of Cash Flows for the Six Months                   5
          Ended June 30, 1999 and 2000

          Notes to Condensed Consolidated Financial Statements                                 7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                           23

PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                                                    23

Item 2.   Changes in Securities and Use of Proceeds                                            24

Item 6.    Exhibits and Reports on Form 8-K                                                    24

SIGNATURE                                                                                      25

                               NETCENTIVES INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)
                                  (unaudited)

                                                                            DECEMBER 31,           JUNE 30,
                                                                               1999 *                2000
                                                                         -----------------------------------
       ASSETS
       Current assets:
            Cash and equivalents                                         $      75,290             $ 49,638
            Short-term investments                                              10,812               13,049
            Accounts receivable                                                  2,169                5,275
            Prepaid incentive awards                                             1,534                1,267
            Prepaid expenses and other current assets                            1,169                1,827
                                                                         ----------------------------------
               Total current assets                                             90,974               71,056
            Property and equipment - net                                         8,963               22,330
            Intangible assets - net                                              1,724              324,693
            Marketable securities                                                    -               19,558
            Other assets                                                         3,040                3,953
                                                                         ----------------------------------
               Total assets                                              $     104,701            $ 441,590
                                                                         ==================================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:

            Accounts payable                                             $       1,134              $ 2,933
            Accrued compensation and benefits                                    1,818                3,493
            Accrued redemption costs                                             2,256                2,262
            Other accrued liabilities                                            2,926                5,369
            Deferred revenue-product                                             6,489                8,721
            Deferred revenue-services                                            3,572                8,193
            Current portion of long-term obligations                             1,008                3,120
                                                                         ----------------------------------
               Total current liabilities                                        19,203               34,091
       Long-term obligations                                                     1,234                4,492
       Stockholders' Equity:
            Common stock, $.001 par value--shares authorized:
             100,000,000; shares outstanding; 1999, 32,355,099
             June 30, 2000, 42,560,367                                              33                   43
            Paid-in capital                                                    165,731              630,783
            Deferred stock expenses                                            (15,665)             (86,064)
            Unrealized loss on marketable securities                                 -              (20,415)
            Equity investment in unconsolidated subsidiary                           -                  135
            Receivables from sales of stock                                       (450)                (192)
            Accumulated deficit                                                (65,385)            (121,283)
                                                                         ----------------------------------
            Total stockholders' equity                                          84,264              403,007
                                                                         ----------------------------------
            Total liabilities and stockholders' equity                   $     104,701            $ 441,590
                                                                         ==================================


*The December 31, 1999 amounts are derived from the Company's audited financial statements.

See accompanying notes to the condensed consolidated financial statements.

                               NETCENTIVES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                            Three Months               Six Months
                                                                           Ended June 30,             Ended June 30,
                                                                     ------------------------   -------------------------
                                                                         1999        2000           1999         2000
                                                                     ------------  ----------   ------------- -----------
Revenues:
   Product                                                           $       113   $    1,152   $        216  $     1,639
   Program-related services                                                  297        2,136            414        3,781
   Direct marketing services                                                  14        3,010             14        4,330
   Technical and marketing consulting services                               941        2,647          2,377        3,833
                                                                     -----------   ----------   ------------  -----------
     Total revenues                                                        1,365        8,945          3,021       13,583
                                                                     -----------   ----------   ------------  -----------

Costs and expenses:
   Cost of product revenues                                                   93          963            185        1,371
   Program-related services, marketing and support costs                   4,983        8,126          9,566       15,832
   Cost of direct marketing services                                           -        2,196              -        2,380
   Cost of technical and marketing consulting services revenues              679        1,420          1,496        1,894
   Research and development                                                  844        3,415          1,869        5,068
   Selling, general and administrative                                     2,261        8,827          3,596       13,613
   Amortization of deferred stock compensation                               607          723          1,084        1,815
   Amortization of supplier and other stock arrangements                     339        4,743            943        5,820
   Amortization of intangibles                                               451       21,983            878       23,507
                                                                     -----------   ----------   ------------  -----------
     Total costs and expenses                                             10,257       52,396         19,617       71,300
                                                                     -----------   ----------   ------------  -----------

   Loss from operations                                                   (8,892)     (43,451)       (16,596)     (57,717)
   Interest income                                                           406          982            552        2,254
   Interest expense                                                          (55)        (340)          (105)        (435)
                                                                     -----------   ----------   ------------  -----------
   Net loss                                                          $    (8,541)  $  (42,809)  $    (16,149) $   (55,898)
                                                                     ===========   ==========   ============  ===========

   Net loss per share- basic and diluted                             $     (2.56)  $    (1.07)  $      (5.10) $     (1.52)
                                                                     ===========   ==========   ============  ===========

   Shares used in computing per share amounts-
     basic and diluted                                                     3,330       39,902          3,167       36,678
                                                                     ===========   ==========   ============  ===========

   Pro forma net loss per share on a converted basis-
     basic and diluted                                               $     (0.37)  $    (1.07)  $      (0.78) $     (1.52)
                                                                     ===========   ==========   ============  ===========

   Shares used in computing pro forma per share amounts
     on a converted basis                                                 23,101       39,902         20,807       36,678
                                                                     ===========   ==========   ============  ===========

See accompanying notes to the condensed consolidated financial statements.

                               NETCENTIVES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                                Six Months
                                                                                               Ended June 30,
                                                                                      -----------------------------
                                                                                          1999              2000
                                                                                      -----------       -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

   Cash received from customers                                                       $    4,944             18,114
   Cash paid to suppliers and employees                                                  (12,439)           (34,733)
   Cash paid for interest                                                                    (91)              (423)
   Interest received                                                                         553              2,254
                                                                                      ----------        -----------
    Net cash used in operating activities                                                 (7,033)           (14,788)
                                                                                      ----------        -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                                    (3,579)           (12,521)
   Maturity (purchases) of short-term investments, net                                         -             (2,237)
   Cash paid in UVN acquisition, net of cash acquired                                          -             (4,103)
   Cash acquired in MaxMiles acquisition                                                       -                 32
   Cash acquired in Post acquisition                                                           -              6,330
   Other long term assets                                                                   (500)              (281)
                                                                                      ----------        -----------
    Net cash used in investing activities                                                 (4,079)           (12,780)
                                                                                      ----------        -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

   Sales of common stock                                                                     115              2,304
   Repayment (issuance) of receivable related to previous issuances of common stock         (100)               463
   Sales of preferred stock                                                               35,058                  -
   Borrowings on long-term debt                                                                -                493
   Principal payments on long-term debt                                                     (466)            (1,344)
   Principal payments on bank loan, net                                                     (100)                 -
   Deferred offering costs                                                                  (894)                 -
                                                                                      ----------        -----------
    Net cash provided by financing activities                                             33,613              1,916
                                                                                      ----------        -----------
 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                          22,501            (25,652)
 CASH AND EQUIVALENTS, Beginning of period                                                13,651             75,290
                                                                                      ----------        -----------
 CASH AND EQUIVALENTS, End of period                                                  $   36,152        $    49,638
                                                                                      ==========        ===========

See accompanying notes to the condensed consolidated financial statements.

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of UVN:
   Value of stock issued                                                               18,025
   Cash paid                                                                            4,103
   Liabilities assumed                                                                  4,631
                                                                                -------------
    Assets acquired (including intangibles of $25,548)                          $      26,759
                                                                                =============

  Acquisition of MaxMiles:
   Value of stock and options issued, net of deferred stock compensation               11,325
   Cash acquired                                                                          (32)
   Liabilities assumed                                                                    477
                                                                                -------------
    Assets acquired (including intangibles of $11,625)                          $      11,770
                                                                                =============

  Acquisition of Post Communications:
   Value of stock issued and options assumed                                          315,278
   Cash acquired                                                                       (6,330)
   Liabilities assumed                                                                  6,402
                                                                                -------------
    Assets acquired (including intangibles of $309,021)                         $     315,350
                                                                                =============

See accompanying notes to the condensed consolidated financial statements.

NETCENTIVES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Netcentives Inc. (the "Company") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, the results of operations for the quarters and six months ended June 30, 1999 and 2000, and changes in cash flows for the six months ended June 30, 1999 and 2000. The balance sheet at December 31, 1999, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified for consistency with the current period presentation. Such reclassifications had no impact to net loss or stockholders' equity.

Note 2 - Subsequent Events and Acquisitions

On January 31, 2000, the Company completed the acquisition of all outstanding capital stock of MaxMiles, Inc. ("MaxMiles"), a provider of personal aggregation technologies, in exchange for issuance of 153,058 shares of the Company's common stock valued at approximately $10,200,000 and options to purchase 21,922 shares of the Company stock at prices ranging from $.03 to $10.44 per share, of which 17,388 were vested at the date of the acquisition and have been included as part of the acquisition price at their fair value of approximately $1,100,000. The remaining 4,534 unvested options have been recorded as deferred stock expense in the amount of $254,000 and will be amortized over the remaining three year vesting period.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of MaxMiles since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $11,259,000, internal use software of $245,000 and assembled workforce of $121,000. For the quarter and six months ended June 30, 2000, the Company recorded $969,000 and $1,600,000 for amortization of these intangibles, which are amortized over their useful lives of two to four years.

In connection with the acquisition, net assets acquired were as follows (in thousands):

     Current assets                 $    69
     Cash acquired                       32
     Property and equipment, net         76
     Goodwill                        11,259
     Internal use software              245
     Assembled workforce                121
     Liabilities assumed               (477)
                                    -------

     Net assets acquired            $11,325
                                    =======

On March 3, 2000, the Company completed the acquisition of all outstanding capital stock of UVN Holdings, Inc., SHC Venture, LLC, and the outstanding minority interest in UVN's majority owned subsidiary Universal Value Network, LLC (collectively referred to as "UVN"). UVN's business utilizes payment card data to recognize and reward online and offline purchasing behavior. Total purchase price includes issuance of 335,532 shares of the Company's common stock valued at approximately $16,300,000, cash payments totaling approximately $4,900,000 (including approximately $2,100,000 of transaction costs), and 36,000 shares of the Company's common stock valued at approximately $1,800,000 to extinguish certain debt of UVN. The acquisition also gives the Company a 49% equity ownership in Golden Retriever Systems, LLC (GRS), which maintains connectivity to information on approximately 90% of U.S. sources of payment card transactions including data from payment card processors, merchant acquiring banks and merchants. The Company is required to issue an additional 48,888 shares of common stock over the next 22 months to former shareholders of UVN.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of UVN since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $17,141,000, internal use software of $500,000, investment in GRS of $7,571,000, assembled workforce of $40,000 and sales channel and customer relationships of $296,000. For the quarter and six months ended June 30, 2000, the Company recorded $1,300,000 and $1,700,000 for amortization of these intangibles, which are amortized over their useful lives of five years.

In connection with the acquisition, net assets acquired were as follows (in thousands):

     Current assets                              $   930
     Cash paid                                    (4,103)
     Property and equipment, net                     281
     Goodwill                                     17,141
     Internal use software                           500
     Investment in GRS                             7,571
     Assembled workforce                              40
     Sales channel and customer relationships        296
     Liabilities assumed                          (4,631)
                                                 -------

     Net assets acquired                         $18,025
                                                 =======

On April 7, 2000, the Company completed the acquisition of all outstanding capital stock of Post Communications, Inc. ("Post"), a provider of customized email marketing services, in exchange for issuance of 6,282,289 million shares of the Company's common stock valued at $308,790,000 and options to purchase 316,550 shares of the Company stock at prices ranging from $.10 to $12.38 per share, of which 23,481 were vested at the date of acquisition and have been included as part of the acquisition price at their fair value of approximately $1,200,000 and 316,550 were unvested at the date of acquisition and have been included as part of the acquisition price at their fair value of approximately $13,600,000.

This acquisition was accounted for as a purchase, and accordingly, the results of operations of Post since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $286,871,000, internal use software of $10,150,000, customer relationships of $8,650,000 and assembled workforce of $3,350,000. For the quarter and six months ended June 30, 2000, the Company recorded $19,300,000 for amortization of these intangibles, which are amortized over their useful lives of four years.

In connection with the acquisition, net assets acquired were as follows (in thousands):

     Current assets                 $  3,015
     Cash acquired                     6,330
     Property and equipment, net       3,314
     Goodwill                        286,871
     Internal use software            10,150
     Assembled workforce               3,350
     Customer relationships            8,650
     Liabilities assumed              (6,402)
                                    --------

     Net assets acquired            $315,278
                                    ========

The following unaudited proforma information shows the results of operations for the quarters and six months ended June 30, 1999 and 2000 as if the MaxMiles, the UVN, and Post acquisitions had occurred at the beginning of 1999. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the respective periods presented or of future operations of the combined companies (in thousands, except per share information).

                                             Three Months Ended            Six Months Ended
                                                   June 30,                    June 30,
                                           -----------------------    -----------------------
                                                1999        2000          1999        2000
                                           ------------  ---------    -----------  ----------
Total Revenues                               $   2,037   $   9,149    $     4,371  $   15,542
Net Loss                                     $ (12,336)  $ (43,094)   $   (24,347) $  (64,175)
Net loss per share, basic and diluted        $   (0.78)  $   (1.05)   $     (0.39) $    (1.57)

On April 10, 2000, the Company announced an agreement to create an online loyalty program for the CMGI network and its 70 member companies. As part of the agreement, CMGI received approximately 4.9% or 1,694,492 shares of the Company's outstanding common stock with a value of approximately $39,900,000. The Company also received, in exchange for its shares, 425,317 shares of CMGI outstanding common stock with a value of approximately $39,900,000. These shares are restricted from being resold until April 2001 and were recorded as Marketable Securities on the Company's balance sheet. At June 30, 2000, the Company valued these at market value and recorded a $20,415,000 unrealized loss which appears in the equity section of the balance sheet.

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

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

                                                        Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                    ------------------------    ----------------------
                                                        1999         2000          1999         2000
                                                    ----------    ----------    ----------   ---------
Weighted average common shares outstanding             5,209        40,790         5,138       37,663
Weighted average common shares outstanding
 subject to repurchase                                (1,879)         (888)       (1,971)        (985)
                                                    --------      --------      --------     --------

Shares used in computation, basic and diluted          3,330        39,902         3,167       36,678

Weighted average preferred stock outstanding          19,771             -        17,640            -
                                                    --------      --------      --------     --------
Shares used in computing pro forma per share
 amounts on a converted basis                         23,101        39,902        20,807       36,678
                                                    ========      ========      ========     ========


For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

                                                            June 30,
                                                      -------------------
                                                        1999       2000
                                                     ---------  ---------
Convertible preferred stock                            20,522          -
Shares of common stock subject to repurchase            1,745        715
Outstanding options                                     4,849      7,247
Warrants                                                  662        678

Note 4 - Consolidated Statement of Cash Flows Information

A reconciliation of net loss to net cash used in operating activities follows (in thousands:)

                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                --------------------------------------

                                                                                        1999                2000
                                                                                --------------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                       $ (16,149)          $ (55,898)
       Reconciliation to net cash used in operating
            activities:
            Depreciation and amortization                                                 2,041              26,332
            Deferred stock compensation expense                                           1,084               1,815
            Expenses relating to stock warrants and other stock arrangements                958               5,833
            Advertising expense arising from barter transactions                            608                 164
            ClickMiles issued for services                                                1,531               1,219
            Changes in operating assets and liabilities:
                     Accounts receivable                                                    126              (1,699)
                     Prepaid incentive awards                                                (3)                267
                     Prepaid expenses                                                        56                 993
                     Other assets                                                           (62)                178
                     Accounts payable                                                      (541)               (462)
                     Accrued compensation and benefits                                      100                 905
                     Accrued redemption costs                                              (184)             (1,213)
                     Other accrued liabilities                                            1,605                 624
                     Deferred revenue- product and services                               1,797               6,154
                                                                                --------------------------------------

                      Net cash used in operating activities                           $  (7,033)          $ (14,788)
                                                                                ======================================

Note 5 - Segment Reporting

In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method of determining what information to report under SFAS No. 131 is based upon the "management approach," or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company's operating businesses are organized based on the nature of products and services provided. Based on this approach, the Company classifies its businesses into three identifiable segments: Currency, Direct Marketing and Technical and Marketing Consulting Services. Certain of the Company's businesses do not meet the definition of a reportable operating segment and have been aggregated under Currency. These include the ClickRewards Network, Enterprise Incentive Programs, Custom Loyalty Programs and Momentum Program. Segment accounting policies are the same as the policies described in Note 2 of the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Form 10-K.

Financial information for the Company's business segments is as follows (in thousands):

                                                             Three Months Ended             Six Months Ended
                                                                   June 30,                    June 30,
                                                          --------------------------  ---------------------------
                                                              1999          2000          1999           2000
                                                          ------------   -----------  ------------   ------------
      Revenues:
          Currency                                              $ 410    $    3,288   $       630           5,420
          Direct marketing services                                14         3,152            14           4,472
          Technical and marketing consulting services           1,043         2,719         2,679           3,984
          Elimination of intersegment revenues                   (102)         (214)         (302)           (293)
                                                          -----------    ----------   -----------    ------------
                    Consolidated revenues                 $     1,365    $    8,945   $     3,021    $     13,583
                                                          ===========    ==========   ===========    ============

      Gain/(Loss) from operations:
          Currency                                        $    (8,651)   $  (43,211)  $   (16,593)   $    (59,282)
          Direct marketing services                                14        (1,408)           14            (272)
          Technical and marketing consulting services            (222)        1,250           117           1,967
          Elimination of intersegment profits                     (33)          (82)         (134)           (130)
                                                          -----------    ----------   -----------    ------------
                    Consolidated loss from operations     $    (8,892)   $  (43,451)  $   (16,596)   $    (57,717)
                                                          ===========    ==========   ===========    ============

      Assets:
          Currency                                        $   101,764    $  117,708   $   101,764    $    117,708
          Direct marketing services                                 -       321,417             -         321,417
          Technical consulting services                         2,937         2,465         2,937           2,465
                                                          -----------    ----------   -----------    ------------
                    Consolidated assets                   $   104,701    $  441,590   $   104,701    $    441,590
                                                          ===========    ==========   ===========    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause Netcentives' actual results, performance, or achievements to be materially different from those stated herein. Although management of Netcentives believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Risk Factors" sections of Netcentives' Form 10-K dated March 30, 2000.

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

In January 2000, the Company entered into an agreement with America Online, Inc. ("AOL") under which the Company's rewards technology will become the exclusive online support infrastructure for AOL/AAdvantage, AOL's consumer rewards network. In addition, the companies also agreed to create "ICQ ClickRewards"--a rewards program for ICQ, AOL's online communications community. As part of these agreements, the Company issued AOL 1,560,000 shares of the Company's common stock. The Company has recorded $82 million in deferred stock expenses based on the fair value of the stock issued to AOL. A portion of the deferred stock expense will be recorded as an offset to revenue earned by the Company over time related to the AOL program and a portion will be recorded over the three-year agreement period as a non-cash marketing expense related to ICQ ClickRewards. In the quarter and six months ended June 30, 2000, the Company recorded $5.7 million and $10.3 million, respectively, of non-cash marketing expenses related to the AOL program.

On January 31, 2000, the Company completed the acquisition of all outstanding capital stock of MaxMiles, Inc. ("MaxMiles"), a provider of personal aggregation technologies, in exchange for issuance of 153,058 shares of the Company's common stock valued at $10.2 million and options to purchase 21,922 shares of the Company stock at prices ranging from $.03 to $10.44 per share, of which 17,388 were vested at the date of the acquisition and have been included as part of the acquisition price at their fair value of $1.1 million. The remaining 4,534 unvested options have been recorded as deferred stock expense in the amount of $254,000 and will be amortized over the remaining three year vesting period.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of MaxMiles since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $11.3 million, internal use software of $245,000 and assembled workforce of $121,000. For the quarter and six months ended June 30, 2000, the Company recorded $969,000 and $1.6 million for amortization of these intangibles, which are amortized over their useful lives of two to four years.

On March 3, 2000, the Company completed the acquisition of all outstanding capital stock of UVN Holdings, Inc., SHC Venture, LLC, and the outstanding minority interest in UVN's majority owned subsidiary Universal Value Network, LLC (collectively, "UVN"). UVN's business utilizes payment card data to recognize and reward online and offline purchasing behavior. Total purchase price includes issuance of 335,532 shares of the Company's common stock valued at approximately $16.3 million, cash payments totaling approximately $4.9 million (including approximately $2.1 million of transaction costs), and 36,000 shares of the Company's common stock valued at approximately $1.8 million to extinguish certain debt of UVN. The acquisition also gives the Company a 49% equity ownership in Golden Retriever Systems, LLC which maintains connectivity to information on approximately 90% of U.S. sources of payment card transactions including data from payment card processors, merchant acquiring banks and merchants. The Company is required to issue an additional 48,888 shares of common stock to former shareholders of UVN over the next 22 months.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of UVN since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $17.1 million, internal use software of $500,000, investment in GRS of $7.6 million, assembled workforce of $40,000 and sales channel and customer relationships of $296,000. For the quarter and six months ended June 30, 2000, the Company recorded $1.3 million and $1.7 million for amortization of these intangibles, which are amortized over their useful lives of five years.

On April 7, 2000, the Company completed the acquisition of all outstanding capital stock of Post Communications, Inc. ("Post"), a provider of customized email marketing services, in exchange for issuance of 6,282,289 million shares of the Company's common stock valued at $309 million and options to purchase 316,550 shares of the Company stock at prices ranging from $.10 to $12.38 per share, of which 23,481 were vested at the date of acquisition and have been included as part of the acquisition price at their fair value of approximately $1.2 million and 316,550 were unvested at the date of acquisition and have been included as part of the acquisition price at their fair value of approximately $13.6 million.

This acquisition was accounted for as a purchase, and accordingly, the results of operations of Post since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $286.9 million, internal use software of $10.2 million, customer relationships of $8.7 million and assembled workforce of $3.4 million. For the quarter and six months ended June 30, 2000, the Company recorded $19.3 million for amortization of these intangibles, which are amortized over their useful lives of four years.

How our Programs Work

Netcentives is a leading outsource provider of loyalty and direct marketing solutions that delivers a broad suite of relationship marketing services including business, consumer and employee loyalty programs, customized email marketing and consulting services which drive greater customer loyalty and maximize lifetime customer value for clients. We have focused our business strategy on providing relationship marketing products and services to our clients both online and offline. Loyalty solutions are based on rewards currencies sold to electronic retailers, portals and other Internet sites. Our most established rewards currency is ClickMiles, which we sell to merchants who become part of the ClickRewards Network. These merchants, in turn, award these ClickMiles to consumers as purchase, loyalty and other incentives. ClickMiles are redeemable for, among other things, frequent flyer miles on major airlines at a ratio of one frequent flyer mile for each ClickMile. We have also developed and continue to develop customer branded loyalty and rewards currencies for large Internet merchants, portals, community sites and other business customers. We sell these custom currencies to our customers, who then distribute them under their own brands. The custom loyalty currencies are redeemable for items specific to the customer for whom the currency has been developed and, in certain cases, are exchangeable for ClickMiles. During the past several months we have expanded our capabilities to offering offline loyalty programs through the Momentum program and technology acquired in the UVN acquisition. We also offer email marketing services through our Direct Marketing division, Post Communications.

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

Momentum Program. In March 2000, the Company acquired UVN which operates a program called Momentum. Momentum allows businesses to recognize and reward purchase behavior both online and offline in permission based programs.

Direct Marketing. In April 2000, the Company acquired Post Communications. Through Post Communications, the Company offers customized email marketing services including the marketing strategy, program design, production and technologies required to retain customers and drive sales.

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

How We Recognize Revenues

Currency-related revenues; product and program-related services

The revenues we receive from the sale of rewards and loyalty currencies and points-based programs are made up of two components: product revenues and program-related services revenues. Product revenues reflect the value of the reward our members will ultimately receive upon redemption of the promotion currency. Program-related services revenues reflect the value of services that we perform for custom loyalty clients, merchants and members. As a result, our revenues related to sale of currencies are recognized at various times.

A merchant or custom loyalty client typically purchases currencies from us before awarding them. Upon the sale of our loyalty currencies, we allocate these revenues between the product component, and the program-related services components. The product component of revenues is deferred until the member redeems the currency for his or her selected reward. At the time of redemption, we recognize the product component of revenues and the associated cost of revenue based on the actual cost of the redemption reward. The revenue related to the services component of the currency sale is deferred until the sale of the currency becomes non-refundable, which in the ClickRewards program has historically been upon award of the currency to a consumer by the merchant. Services revenues relating to separately-priced services are recognized when these services are delivered. The remaining portion of services revenues is recognized ratably over the period during which these services are provided.
For all ClickMiles sold through June 30, 2000, this service period has been initially calculated for the maximum life of the ClickMile based on its expiration date. To the extent ClickMiles are redeemed prior to expiration, the remaining unamortized amount of deferred services revenues is recognized at the time of redemption.

Currently, ClickRewards merchants buy ClickMiles in advance based on their anticipated needs. New merchants are required to purchase a minimum of 450,000 ClickMiles. On an ongoing basis, each merchant is required to purchase ClickMiles in quantities at least equal to its expected monthly usage and to maintain a minimum balance generally equal to its expected bi-weekly usage. We determine each merchant's expected usage based on past trends and forecasted requirements in active promotions. These ClickMiles are non-refundable and will expire if not awarded by the merchant within a six-month period. The merchant services portion of revenues of any ClickMiles sold under these arrangements is amortized over the maximum period during which the merchant may use the ClickMiles, resulting in a shorter amortization period than has historically been used. The member services component of revenues continues to be amortized over the expected life of the ClickMile. This change did not have a significant impact on revenues in the year ended December 31, 1999 or for the three and six months ended June 30, 2000.

If loyalty currency points expire or are forfeited, we recognize the remaining amount of deferred product and program-related services revenues at the time of expiration or forfeiture. Since we do not have sufficient experience concerning the redemption or forfeiture of currency points, we cannot currently predict in which periods we will recognize these revenues.

We typically sell our loyalty currency products and related services to merchants or custom clients for cash. However, from time to time, in connection with promoting the ClickRewards Network, we also sell ClickMiles to our merchants for non-cash consideration, such as advertising and merchandise. The revenue from the sale of these ClickMiles is accounted for on the same basis as cash sales and the value of the advertising or merchandise is recorded as an expense or a prepaid asset as appropriate. In the quarter and six months ended June 30, 1999, approximately $222,000 and $608,000 of advertising expense was recorded under these arrangements, of which 85% and 92% was transacted with two merchants. In the quarter and six months ended June 30, 2000, approximately $76,000 and $164,000 of advertising expense was recorded under these arrangements, of which 96% and 77% was transacted with two merchants.

We also derive program-related service revenues from the initial set-up fees received from some of our Custom Loyalty programs. We recognize these set-up fees and related costs over the minimum life of the Custom Loyalty program
contract.   Additionally, we derive program-related service revenues from currency point expirations and from licensing activities. In the quarter and six months ended June 30, 2000, we recognized $777,000 and $1.6 million of revenues related to these activities.

A reconciliation of combined loyalty currencies activity for the ClickRewards program, Custom Loyalty programs and Momentum program, deferred revenue-product and non-revenue points awarded by Netcentives follows (in thousands):

                                                             Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          -------------------------   -----------------------------
                                                              1999         2000            1999            2000
                                                          ------------  -----------   ---------------  ------------
Loyalty currencies activities (number of points):
 Beginning balance                                             94,225      422,838            62,495       347,147
 Awarded by merchants                                          35,705      137,412            67,939       224,017
 Redeemed by members                                           (5,656)     (50,435)          (10,788)      (76,644)
 Sold to merchants not yet awarded, net (1)                    28,914      (13,648)           33,542        24,553
 Expired (2)                                                        -      (20,013)                -       (42,919)
                                                          -----------   ----------    --------------   -----------
 Ending balance                                               153,188      476,154           153,188       476,154
                                                          ===========   ==========    ==============   ===========

  In circulation (3)                                          102,755      335,523           102,755       335,523
                                                          ===========   ==========    ==============   ===========

Deferred Revenues--Product:
 Beginning balance                                        $     1,885   $    7,857    $        1,250   $     6,489
 Awarded by merchants                                             714        2,739             1,359         4,295
 Redeemed by members                                             (113)      (1,152)             (216)       (1,549)
 Sold to merchants not yet awarded, net (1)                       477         (323)              570           344
 Expired (2)                                                        -         (400)                -          (858)
                                                          -----------   ----------    --------------   -----------
 Ending balance                                           $     2,963   $    8,721    $        2,963   $     8,721
                                                          ===========   ==========    ==============   ===========

Non-revenue points awarded by Netcentives (4):
 Points outstanding at end of period                          102,054      122,270           102,054       122,270
                                                          ===========   ==========    ==============   ===========

 Accrued redemption costs                                 $     1,888   $    2,262    $        1,888   $     2,262
                                                          ===========   ==========    ==============   ===========


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

Direct marketing services

The Company recognizes revenue related to email marketing program services as the services are provided. Revenue and related costs associated with the initial set-up of client email marketing programs are recognized over the minimum life of the client contract, beginning on the launch date of the email program. Deferred project revenues and costs represent amounts associated with the initial set-up of client email programs which have not been recognized at the balance sheet date.

Technical and marketing consulting services revenues

We provide systems integration, technical consulting, strategic design, marketing plan development, promotion consulting, creative services and content development to a variety of clients, including ClickRewards merchants and Custom Loyalty and Enterprise Incentive customers, to help them deploy our programs. These revenues are recognized as the services are provided.

Results of Operations

Three and Six Months Ended June 30, 1999 and 2000

Revenues

Revenues increased from $1.4 million in the quarter ended June 30, 1999 to $8.9 million in the quarter ended June 30, 2000 and revenues increased from $3.0 million in the six months ended June 30, 1999 to $13.6 million in the six months ended June 30, 2000. The increase in revenues were primarily a result of growth of our ClickRewards Network launched in March 1998, the growth in our Custom Loyalty programs and the addition of Post Communications in the second quarter of 2000. Product revenues reflect the redemption of currency points for awards during the year and increased from $113,000 for the quarter ended June 30, 1999 to $1.2 million for the quarter ended June 30, 2000 and increased from $216,000 for the six months ended June 30, 1999 to $1.6 million for the six months ended June 30, 2000. Consumers redeemed 5.6 million currency points in the quarter ended June 30, 1999 compared to redeeming 50.4 million currency points in the quarter ended June 30, 2000. For the six months ended June 30, 1999 and 2000, consumers redeemed 10.8 million currency points and 76.6 million currency
points, respectively.   Program-related service revenues in the quarter ended
June 30, 1999 were $297,000 compared to $2.1 million in the quarter ended June 30, 2000. Program-related services revenues in the six months ended June 30, 1999 were $414,000 compared to $3.8 million for the six months ended June 30, 2000. The increases in program-related revenues were primarily due to growth
in the ClickRewards Network and the Custom Loyalty programs.   Program-related
service revenues in the three and six months ended June 30, 2000 included $400,000 and $858,000 related to consumer point expirations and $320,000 and
$631,000 related to licensing fees.   Direct marketing services revenues
increased from $14,000 in the quarter ended June 30, 1999 to $3.0 million in the quarter ended June 30, 2000. Direct marketing service revenues increased from $14,000 in the six months ended June 30, 1999 to $4.3 million for the six months ended June 30, 2000. This increase was primarily due to the acquisition of Post Communications in the beginning of the second quarter of 2000. Technical and marketing consulting services increased from $941,000 in the quarter ended June 30, 1999 to $2.6 million in the quarter ended June 30, 2000. Technical and marketing consulting services increased from $2.4 million in the six months ended June 30, 1999 to $3.8 million in the six months ended June 30, 2000. This increase was primarily due to the Company having marketing consulting engagements with America On Line and CMGI.

Cost of Product Revenues

Cost of product revenues represents the actual cost of awards selected by members in exchange for currency points. Cost of product revenues were $93,000 in the quarter ended June 30, 1999 compared to $963,000 for the quarter ended June 30, 2000 and was $185,000 in the six months ended June 30, 1999 compared to $1.4 million for the six months ended June 30, 2000. These cost of product revenues represented 82% and 84% of product revenues for the quarters ended June 30, 1999 and 2000, respectively, and 86% and 84% for the six month period ended June 30, 1999 and 2000. The increase in cost of product revenues was a result of the increased redemption of currency points by members which was principally related to the increased number of currency points outstanding.

Program-Related Services, Marketing and Support Costs

Program-related services, marketing and support costs represents the cost of marketing services provided for the ClickRewards Network, as well as costs incurred to support merchants and members in the Network. These costs consist primarily of compensation and related costs for marketing and sales personnel, advertising and marketing for the ClickRewards Network, merchant account and rewards supplier management, product management activities and ClickMiles issued to acquire new members for the ClickRewards Network. Program-related marketing and support costs increased from $5.0 million in the quarter ended June 30, 1999 to $8.1 million in the quarter ended June 30, 2000 and increased from $9.6 million in the six months ended June 30, 1999 to $15.8 million in the six months ended June 30, 2000. The increase from quarter to quarter was primarily the result of increased marketing and consumer support personnel expenses of $2.7 million, increased professional expenses of $146,000 offset by a decrease in advertising and promotions expenses of $1.2 million associated with the ClickRewards Network. The increase for the six month period relates to increased marketing and consumer support personnel expenses of $5.0 million and increased professional fees of $419,000 offset by a decrease in advertising and promotions expenses of $729,000 associated with the ClickRewards Network.

Cost of Direct Marketing Services

Cost of direct marketing services consists of costs related to the delivery of
email marketing program services.   The cost of direct marketing services were
$2.2 million in the quarter ended June 30, 2000 and $2.4 million in the six months ended June 30, 2000. These costs are primarily due to the acquisition of Post Communications in the second quarter of 2000. These cost of direct marketing services represented 73% and 55% of direct marketing services revenues for the quarter and six months ended June 30, 2000, respectively.

Cost of Technical and Marketing Consulting Services Revenues

Cost of technical and marketing consulting services consists of the personnel and overhead costs incurred in connection with providing technical and marketing consulting services. Cost of technical and marketing consulting services totaled $679,000 compared to $1.4 million for the quarters ended June 30, 1999 and 2000 and $1.5 million compared to $1.9 million for the six months ended June 30, 1999 and 2000, respectively. These expenses were related to technical consulting services provided by Netcentives Professional Services (formerly the Panttaja Consulting Group) and the Company started delivering marketing consulting services in the three and six month periods ended June 30, 2000 and
these services were delivered by various Netcentives personnel.   Cost of
technical and marketing consulting services were 72% and 54% of technical and marketing consulting service revenues in the quarters ended June 30, 1999 and 2000 and 63% and 49% for the six month period ended June 30, 1999 and 2000, respectively. This decline as a percentage of revenues was due to the Company utilizing fewer consultants that have higher costs and achieving a higher rate of utilization on its internal resources in the quarter and six months ended June 30, 2000 as compared to the comparable periods ended June 30, 1999.

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development personnel, including independent contractors and consultants, software licensing expenses and allocated operating expenses such as site hosting, Web site production, facilities expenses, and equipment
costs.   Research and development expenses increased from $844,000 in the quarter ended June 30, 1999 to $3.4 million in the quarter ended June 30, 2000 and increased from $1.9 million in the six months ended June 30, 1999 to $5.1
million in the six months ended June 30, 2000.   These increases were primarily
the result of an increase in expenses for enhancements to the ClickRewards Network, as well as initial development efforts relating to our Custom Loyalty Networks and the addition of Post in the second quarter of 2000. The largest component of the increases was the growth in compensation and related staff expenses which increased by $1.6 million for the three month period ending June 30, 2000 and $1.8 million for the six month period ended June 30, 2000. We expect to continue to increase substantially research and development spending in absolute dollars as we develop new products and expand our resources to maintain existing products.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses, sales commissions, treasury expenses, accounting and administrative expenses, professional fees, and other selling and corporate expenses. Selling, general and administrative expenses increased from $2.3 million in the quarter ended June 30, 1999 to $8.8 million in the quarter ended June 30, 2000 and increased from $3.6 million in the six months ended June 30,
1999 to $13.6 million in the six months ended June 30, 2000.   The increase from
period to period was primarily the result of increased sales efforts to enroll merchants into the ClickRewards Network, increased business development efforts for our Custom Loyalty Networks, increased general and administrative personnel and increased facilities and office costs and the addition of Post Communications in the second quarter of 2000. The largest components of the increase were the growth in compensation expense and related staff costs as a result of increased staffing levels which increased by $3.3 million from the quarter ended June 30, 1999 to June 30, 2000, and the growth in the facilities and office costs which increased by $1.7 million from the quarter ended June 30, 1999 to June 30, 2000. The largest component of the increase for the six month period ended June 30, 1999 compared to June 30, 2000 was also staff costs which increased by $5.7 million. There was also an increase of $2.0 million in facilities and office expenditures for the six months ended June 30, 2000 compared to the same period in 1999. We expect selling, general and administrative expenses to increase in absolute amounts as we add personnel and incur additional costs related to the anticipated growth of our ClickRewards and Custom Loyalty Networks and our direct marketing services, our expansion into international markets and our operation as a public company.

Amortization of Deferred Stock Compensation, Supplier and Other Stock Arrangements and Intangibles

Amortization of deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants, and the deemed fair market value of our common stock at the time of these grants. This difference is amortized over the vesting period for such grants, which is typically four years. Amortization of deferred stock compensation was $607,000 and $1.1 million in the quarter and six months ended June 30, 1999, respectively, compared to $723,000 and $1.8 million in the quarter and six months ended June 30, 2000, respectively. These amounts primarily resulted from amortization of deferred stock compensation related to stock option grants and stock awards granted in 1998 and 1999.

Amortization of supplier and other stock arrangements represents the cost of warrants granted to certain airlines and other rewards suppliers in return for exclusivity and the cost of stock issued related to the ICQ ClickRewards program. Expenses related to contingent stock warrants granted to certain airlines and other partners and the stock issued related to ICQ ClickRewards program was $339,000 and $943,000 million in the quarter and six months ended June 30, 1999, respectively, and was $4.7 million and $5.8 million for the quarter and six months ended June 30, 2000, respectively. Because the vesting of certain of these awards is subject to these rewards suppliers maintaining the exclusivity of the arrangement with Netcentives, the valuation of the warrants is not finalized until the vesting date. A substantial number of these warrants had not vested as of June 30, 2000. As a result, the charge relating to supplier stock awards may increase over remaining vesting periods through 2001.

In December 1998, we acquired Panttaja Consulting Group in a transaction that was accounted for as a purchase. The resulting intangibles of $3.5 million recorded in the acquisition will be amortized over two years. In January 2000, we acquired MaxMiles in a transaction accounted for as a purchase. The resulting intangibles of $11.6 million recorded in the acquisition are being amortized over an estimated useful life of three years. In March 2000, we acquired UVN in a transaction accounted for as a purchase. The resulting intangibles of $25.5 million recorded in the acquisition are being amortized over an estimated useful life of five years. In April 2000, we acquired Post Communications in a transaction accounted for as a purchase. The resulting intangibles of $309.0 million recorded in the acquisition are being amortized over an estimated useful life of four years. In the quarter and six months ended June 30, 1999, we incurred $451,000 and $878,000 of expense related to
amortization of these intangibles.   In the quarter and six months ended June
30, 2000, we incurred $21.1 million and $23.5 million of expense related to amortization of these intangibles.

Interest Income, Net

Interest income primarily represents interest earned on short-term investments in highly-liquid debt instruments with a maturity at the time of purchase of three months or less. Interest income, net, increased from $351,000 for the quarter ended June 30, 1999 to $642,000 for the quarter ended June 30, 2000. Interest income, net, increased from $447,000 for the six months ended June 30, 1999 to $1.8 million for the six months ended June 30, 2000. The increase was a result of increased interest income from $406,000 and $552,000 for the quarter and six months ended June 30, 1999, respectively, to $982,000 and $2.3 million for the quarter and six months ended June 30, 2000. This increase was related to increased cash and short-term investment balances, offset in part by an increase in interest expense relating to capital leases and other financing arrangements from $55,000 and $105,000 in the quarter and six months ended June 30, 1999, respectively, to $340,000 and $435,000 for the comparable periods in 2000.

Income Taxes

We have recorded losses since inception, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes for the quarter and six months ended June 30, 1999 and 2000.

Net Loss

Net loss increased from $8.5 million to $42.8 million in the quarter ended June 30, 1999 and 2000. Net loss increased from $16.1 million to $55.9 million in
the six months ended June 30, 1999 and 2000.   The increases in net loss were
primarily due to an increase of operating costs and expenses from $10.3 million and $19.6 million in the quarter and six months ended June 30, 1999, respectively, compared to $52.4 million and $71.3 million in the quarter and six months ended June 30, 2000.

Liquidity and Capital Resources

Prior to our initial public offering in October 1999, we had funded our operations primarily through the private placement of preferred equity securities, through which we had raised net proceeds of $63.7 million through October 1999. We raised approximately $68.8 million in our initial public offering in October 1999. We have also financed our operations through equipment lease financing and bank borrowings. As of June 30, 2000, we had outstanding equipment lease financing and bank borrowings totaling $2.9 million and note payables totaling $1.8 million. We have no other available lines of credit or credit available under existing arrangements.

Cash used in operations was $7.0 million and $14.8 million in the six months ended June 30, 1999 and 2000, respectively. The cash used was primarily the result of our operating losses in these periods. Cash used in operations primarily reflected cash received from customers of $4.9 million and $18.1 million in the six months ended June 30, 1999 and 2000, respectively, offset by cash paid to suppliers and employees of $12.4 million and $34.7 million in the same periods.

We initially defer recording revenue at the time we sell our loyalty currencies, even though we have received cash from our customers for these sales. A significant portion of revenue is not recognized until the currency is redeemed by the consumer. The remaining revenue is recognized on a ratable basis over the periods in which marketing and support services are provided to merchants and members. As a result of this accounting method, the cash received from customers is substantially greater than the amount of revenues reported for these periods. The difference in these amounts is reflected primarily as an increase in the amount of deferred revenues for products and services shown on our condensed consolidated balance sheet. Total deferred revenues increased on a net basis from cash transactions by $1.8 million and $6.2 million for the six months ended June 30, 1999 and 2000, respectively.

Cash paid to suppliers and employees was significantly less than costs and expenses reported for these same periods. This resulted from non-cash charges relating to depreciation, the amortization of deferred stock compensation, supplier stock awards and intangible assets arising from the acquisition of Panttaja Consulting Group, MaxMiles, UVN and Post Communications, and the use of ClickMiles in lieu of cash to pay for certain expenses. Non-cash amortization charges totaled $4.1 million in the six months ended June 30, 1999 and $34.0 million in the six months ended June 30, 2000. The use of ClickMiles in lieu of cash to pay for certain expenses resulted in the deferral of cash payments of $2.2 million and $1.4 million during the six months ended June 30, 1999 and 2000, respectively.

Investments in property and equipment were $3.6 million and $12.5 million in the six months ended June 30, 1999 and 2000, respectively. This increase was due to additional capital expenditures incurred as a result of the build-out and furnishing of the Company's new headquarters and due to the Company's purchasing more equipment as a result of headcount increases. Cash provided by financing activities was $33.6 million and $1.9 million in the six months ended June 30, 1999 and 2000, respectively. Cash was provided primarily by sales of preferred stock of $35.1 million in the six months ended June 30, 1999.

At June 30, 2000, we had 476.1 million currency points (including ClickMiles, Custom Loyalty program points and Momentum program points) outstanding which had been sold to merchants and clients (of which 335.5 million had been awarded to members and are in circulation). The June 30, 2000 balance sheet includes $8.7 million of deferred revenues relating to product component of this currency, which will be recognized as revenue at the time of redemption. Other than barter exchanges, we have already received cash from our merchants and clients relating to these points, which is unrestricted and which we can use for any
corporate purpose.   In addition, an additional 122.3 million currency points
which had been issued by us to pay for expenses in lieu of cash were outstanding. As of June 30, 2000, we had an accrued liability of approximately $2.3 million for the estimated cost of redemption of these points. All of these points expire if not redeemed by December 31, 2001. Although we have purchased some frequent flyer miles in advance, most of the funding to pay for the costs associated with these product redemption liabilities must come from available cash resources at the time of redemption. Although these liabilities are reflected as current liabilities in our balance sheet, the timing of the related liability is controlled by the actual redemptions, which could occur in irregular patterns over the next two years until expiration. Because we cannot control the timing of our members' decision to redeem points, should the rate of redemption of points exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

At June 30, 2000, we had cash and equivalents totaling $49.6 million, short term investments totaling $13.0 million and restricted marketable securities totaling $19.6 million. We anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Recent Accounting Pronouncements

In June 1998 and June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 137 (SFAS 137), "Deferral of the Effective Date of SFAS 133," respectively. SFAS 133 and SFAS 137 require the recognition of all derivatives as either assets or liabilities in the statement of financial position, and to measure those instruments at its fair value, and are effective for all fiscal years beginning after June 15, 2000 with earlier adoption encouraged. As of June 30, 2000, the Company did not engage in derivative instruments or hedging activities that would require the application of SFAS 133.

In December 1999, the Securities and Exchange Commission issue Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 1, 2000, however earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had no holdings of derivative financial or commodity instruments at June 30, 2000. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on June 30, 2000, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on June 30, 2000, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

The table below presents principal amounts (in thousands) and related weighted average fixed interest rates for our investment portfolio.

                                                           Expected  Maturity     Estimated Fair Value
                                                                  2000             at June 30, 2000
                                                           ------------------     ------------------
Federal instruments                                         $      3,957             $     3,957
Weighted average fixed interest rate                                6.37%
Commercial paper & short-term obligations                   $     45,681             $    45,681
Weighted average fixed interest rate                                6.61%
Total portfolio                                             $     49,638             $    49,638

As of June 30, 2000, we had $49.6 million of cash and cash equivalents earning a weighted average variable interest rate of 6.59%.

Part II.  Other Information

Item 1. Legal proceedings

In February, March and July 2000, the Company filed suit in the Federal District Court in the Northern District of California against eleven parties seeking monetary damages and injunctive relief based on each party's alleged infringement of certain patents held by the Company. This litigation is pending although one of the defendants has subsequently licensed the subject patents and has been dismissed from the suit. In July 2000, another of the defendants, Carlson Marketing Group, along with its affiliates ("Carlson"), filed a claim against the Company in the Federal District Court in the District of Minnesota seeking a declaratory judgment alleging (a) that Carlson is the owner of the Company's patents at issue based on the inventor's earlier employment at Carlson, (b) in the alternative, that the Company's patents are invalid and unenforceable and (c) in the alternative, that Carlson is not infringing the Company's patents. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the Company. In the event that a final unappealable judgment were made that the Company's patents are owned by Carlson, such ruling could have a material adverse effect on the Company's financial position and results of operations. Due to the nature of the litigation with Carlson and because the lawsuit is still in the initial stage, the Company's management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with Carlson's allegations. Although no assurances can be given as to the results of this case, the Company believes it has meritorious defenses and intends to defend itself vigorously in the matter.

Item 2. Changes in Securities and Use of Proceeds

On October 13, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-83443) was declared effective by the Securities and Exchange Commission (and closed on October 19, 1999), pursuant to which 6,000,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share. In addition, on November 9, 1999 the Company sold an additional 335,937 shares under the underwriters' overallotment option. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Thomas Weisel Partners LLC. After deducting approximately $5.3 million in underwriting discounts and $1.9 million in other related expenses, the net proceeds of the offering were approximately $68.8 million. Of such amount, approximately $23.8 million has been used for working capital, approximately $1.3 million has been used for debt repayment, approximately $9.3 million has been used for acquisitions and the remainder has been invested in investment grade, interest bearing securities. The Company intends to use the remaining proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

On April 7, 2000, the Company acquired Post Communications, Inc., a Deleware corporation ("Post"), by the merger (the "Post Merger") of Correspondence Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company with and into Post. The Company issued a total of 5,965,504 shares of the Company's Common Stock to former Post shareholders in exchange for the acquisition of the Company of all outstanding Post capital stock. For purposes of determining the number of shares of Common Stock issuable pursuant to the Post Merger, each share of Common Stock of the Company was valued at an exchange rate of 0.357918050001 Post shares to Netcentives shares. All of the shares issued in connection with this transaction were restricted securities exempt from registration under the Securities Act of 1933 pursuant to the Section 4(2) of such Act as there was no public offering of such shares.

Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits


2.1* Agreement and Plan of Merger among the Registrant, Correspondence Acquisition Corporation and Post Communications, Inc.

3.1** Amended and Restated Certificate of Incorporation of the Registrant.

3.2** Bylaws of the Registrant.

27.1  Financial Data Schedule

___________________

* Incorporated by reference to the exhibit with the same numerical designation filed as part of the Report on Form 8-K of the Registrant dated April 7, 2000, filed with the SEC on April 21, 2000.

** Incorporated by reference to the exhibit with the same numerical designation filed as part of the Registrant's Registration Statement 333-83443, as amended, declared effective on October 19, 1999.


   b) Reports on Form 8-K

Report on Form 8-K, filed on April 21, 2000 for the purpose of disclosing the Company's acquisition of Post Communications, Inc. and filing the Agreement and Plan of Merger among the Registrant, Correspondence Acquisition Corporation and Post Communications, Inc. dated as of April 7, 2000.

Report on Form 8-KA, filed on May 19, 2000 for the purpose of disclosing financial information relating to the Company's acquisition of UVN Holdings, Inc.

Report on Form 8-KA, filed on June 20, 2000 for the purpose of disclosing financial information relating to the Company's acquisition of Post Communications, Inc.

     Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2000                         NETCENTIVES INC.
                                               By /s/ John F. Longinotti
                                               -------------------------


                                               John F. Longinotti
                                               COO and Chief
                                               Financial Officer
                                              (Principal Financial Officer)



Exhibit Index


Exhibit No.     Description
----------      -----------

27.1            Financial Data Schedule.