Form 10-Q
period 2000-09-30
NETCENTIVES INC
filed 2000-11-14
CIK 1081404

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549

                             ____________________

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                        _______________________________

                       475 Brannan Street, 3rd Floor
                       San Francisco, California 94107
                                 415-615-2000

  (Address, including zip code, and telephone number, including area code, of
                  Registrant's principal executive offices)

                        _______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value per share, as of October 31, 2000 was 42,721,807.

NETCENTIVES INC.
FORM 10-Q


For the Quarter Ended September 30, 2000

INDEX


PART I FINANCIAL INFORMATION                                                                           PAGE
                                                                                                       ----
Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999              3

       Condensed Consolidated Statements of Operations for the Three and Nine Months                     4
       Ended September 30, 2000 and 1999

       Condensed Consolidated Statements of Cash Flows for the Nine Months                               5
       Ended September 30, 2000 and 1999

       Notes to Condensed Consolidated Financial Statements                                              7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           13

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                      23


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                                               23

Item 2. Changes in Securities and Use of Proceeds                                                       24

Item 6. Exhibits and Reports on Form 8-K                                                                25

SIGNATURE                                                                                               26

                               NETCENTIVES INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands) (unaudited)

                                                        September 30,  December 31,
                                                            2000          1999 *
                                                        -------------  -----------
ASSETS
Current assets:
   Cash and equivalents                                  $  46,907      $  75,290
   Short-term investments                                    6,527         10,812
   Accounts receivable                                       9,741          2,169
   Prepaid incentive awards                                    987          1,534
   Prepaid expenses and other current assets                 1,454          1,169
                                                         ---------      ---------
       Total current assets                                 65,616         90,974
   Property and equipment - net                             25,776          8,963
   Intangible assets - net                                 294,420          1,724
   Marketable securities                                    11,929              -
   Other assets                                             11,636          3,040
                                                         ---------      ---------
       Total assets                                      $ 409,377      $ 104,701
                                                         =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $   5,105      $   1,134
   Accrued compensation and benefits                         5,656          1,818
   Accrued redemption costs                                  2,262          2,256
   Other accrued liabilities                                 5,844          2,926
   Deferred revenue-product                                 13,429          6,489
   Deferred revenue-services                                13,068          3,572
   Current portion of long-term obligations                  2,454          1,008
                                                         ---------      ---------
       Total current liabilities                            47,818         19,203
Long-term obligations                                        3,911          1,234
Stockholders' Equity:
   Common stock, $.001 par value--shares authorized:
    100,000,000; shares outstanding:
    September 30, 2000, 42,672,740; December 31, 1999,
    32,355,099                                                  43             33
   Paid-in capital                                         628,646        165,731
   Deferred stock expenses                                 (77,676)       (15,665)
   Unrealized loss on marketable securities                (28,044)             -
   Equity investment in unconsolidated subsidiary              373              -
   Receivables from sales of stock                            (123)          (450)
   Accumulated deficit                                    (165,571)       (65,385)
                                                         ---------      ---------
       Total stockholders' equity                          357,648         84,264
                                                         ---------      ---------
       Total liabilities and stockholders' equity        $ 409,377      $ 104,701
                                                         =========      =========

*The December 31, 1999 amounts are derived from the Company's audited financial statements.

See accompanying notes to the condensed consolidated financial statements.

                               NETCENTIVES INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                               Three Months                 Nine Months
                                                                            Ended September 30,          Ended September 30,
                                                                           ---------------------       -----------------------
                                                                              2000        1999              2000         1999
                                                                           ---------   ---------       ----------   ----------
Revenues:
   Product                                                                 $   3,146   $     464       $    4,785   $      680
   Program-related services                                                    4,943         398            8,724          817
   Direct marketing services                                                   3,112          56            7,442           65
   Technical and marketing consulting services                                   658       1,085            4,491        3,462
                                                                           ---------   ---------       ----------   ----------
      Total revenues                                                          11,859       2,003           25,442        5,024
                                                                           ---------   ---------       ----------   ----------
Costs and expenses:
   Cost of product revenues                                                    2,714         553            4,085          738
   Program-related services, marketing and support costs                      10,171       6,167           26,363       15,733
   Cost of direct marketing services                                           1,984           -            3,824            -
   Cost of technical and marketing consulting services revenues                  480         880            2,374        2,376
   Research and development                                                    3,403       1,546            8,046        3,415
   Selling, general and administrative                                        10,312       2,851           24,530        6,447
   Amortization of deferred stock compensation                                   847         911            2,662        1,995
   Amortization of supplier and other stock arrangements                       5,072         610           10,892        1,554
   Amortization of intangibles                                                22,016         449           45,523        1,327
                                                                           ---------   ---------       ----------   ----------
      Total costs and expenses                                                56,999      13,967          128,299       33,585
                                                                           ---------   ---------       ----------   ----------
   Loss from operations                                                      (45,140)    (11,964)        (102,857)     (28,561)
   Interest income                                                             1,029         467            3,283        1,020
   Interest expense                                                             (177)        (91)            (612)        (197)
                                                                           ---------   ---------       ----------   ----------
   Net loss                                                                $ (44,288)  $ (11,588)      $ (100,186)  $  (27,738)
                                                                           =========   =========       ==========   ==========

   Net loss per share- basic and diluted                                   $   (1.06)  $   (3.12)      $    (2.61)  $    (8.16)
                                                                           =========   =========       ==========   ==========
   Shares used in computing per share amounts-
     basic and diluted                                                        41,964       3,711           38,442        3,401
                                                                           =========   =========       ==========   ==========
   Pro forma net loss per share on a converted basis-
     basic and diluted                                                     $   (1.06)  $   (0.48)      $    (2.61)  $    (1.24)
                                                                           =========   =========       ==========   ==========
   Shares used in computing pro forma per share amounts
     on a converted basis                                                     41,964      24,158           38,442       22,282
                                                                           =========   =========       ==========   ==========

See accompanying notes to the condensed consolidated financial statements.

                               NETCENTIVES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                                  Nine Months
                                                                                               Ended September 30,
                                                                                            -----------------------
                                                                                                2000        1999
                                                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                                           $  34,958     $   9,634
     Cash paid to suppliers and employees                                                     (56,009)      (21,465)
     Cash paid for interest                                                                      (600)         (197)
     Interest received                                                                          3,283         1,020
                                                                                            ---------     ---------
      Net cash used in operating activities                                                   (18,368)      (11,008)
                                                                                            ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                      (16,748)       (6,175)
     Maturity (purchases) of short-term investments, net                                        4,285             -
     Cash paid in UVN acquisition, net of cash acquired                                        (4,103)            -
     Cash acquired in MaxMiles acquisition                                                         32             -
     Cash acquired in Post acquisition                                                          6,330             -
     Other long term assets                                                                      (835)       (2,472)
                                                                                            ---------     ---------
      Net cash used in investing activities                                                   (11,039)       (8,647)
                                                                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sales of common stock                                                                      2,662           169
     Repayment (issuance) of receivable related to previous issuances of common stock             460          (100)
     Sales of preferred stock                                                                       -        35,058
     Borrowings on long-term debt                                                                 493         1,463
     Principal payments on long-term debt                                                      (2,591)         (987)
     Principal payments on bank loan, net                                                           -          (100)
     Deferred offering costs                                                                        -        (1,278)
                                                                                            ---------     ---------
      Net cash provided by financing activities                                                 1,024        34,225
                                                                                            ---------     ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                               (28,383)       14,570
CASH AND EQUIVALENTS, Beginning of period                                                      75,290        13,651
                                                                                            ---------     ---------
CASH AND EQUIVALENTS, End of period                                                         $  46,907     $  28,221
                                                                                            =========     =========

See accompanying notes to the condensed consolidated financial statements.

                                (In thousands)

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition of UVN:
      Value of stock issued                                                      18,025
      Cash paid                                                                   4,103
      Liabilities assumed                                                         4,631
                                                                              ---------
       Assets acquired (including intangibles of $25,548)                     $  26,759
                                                                              =========

     Acquisition of MaxMiles:
      Value of stock and options issued, net of deferred stock compensation      11,325
      Cash acquired                                                                 (32)
      Liabilities assumed                                                           477
                                                                              ---------
       Assets acquired (including intangibles of $11,625)                     $  11,770
                                                                              =========

     Acquisition of Post Communications:
      Value of stock issued and options assumed                                 315,278
      Cash acquired                                                              (6,330)
      Liabilities assumed                                                         6,402
                                                                              ---------
       Assets acquired (including intangibles of $309,021)                    $ 315,350
                                                                              =========

See accompanying notes to the condensed consolidated financial statements.

NETCENTIVES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Netcentives Inc. (the "Company") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, the results of operations for the quarters and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999. The balance sheet at December 31, 1999, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The acquisition was accounted for as a purchase and, accordingly, the results of operations of MaxMiles since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $11,259,000, internal use software of $245,000 and assembled workforce of $121,000. For the quarter and nine months ended September 30, 2000, the Company recorded $972,000 and $2,593,000 for amortization of these intangibles, which are amortized over their useful lives of two to four years.

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
                                   =======

On March 3, 2000, the Company completed the acquisition of all outstanding capital stock of UVN Holdings, Inc., SHC Venture, LLC, and the outstanding minority interest in UVN's majority owned subsidiary Universal Value Network, LLC (collectively referred to as "UVN"). UVN's business utilizes payment card data to recognize and reward online and offline purchasing behavior. Total purchase price includes issuance of 335,532 shares of the Company's common stock valued at approximately $16,300,000, cash payments totaling approximately $4,900,000 (including approximately $2,100,000 of transaction costs), and 36,000 shares of the Company's common stock valued at approximately $1,800,000 to extinguish certain debt of UVN. The acquisition also gives the Company a 49% equity ownership in Golden Retriever Systems, LLC (GRS), which maintains connectivity to information on approximately 90% of U.S. sources of payment card transactions including data from payment card processors, merchant acquiring banks and merchants. The Company is required to issue an additional 48,888 shares of common stock over the next 19 months to former shareholders of UVN.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of UVN since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $17,141,000, internal use software of $500,000, investment in GRS of $7,571,000, assembled workforce of $40,000 and sales channel and customer relationships of $296,000. For the quarter and nine months ended September 30, 2000, the Company recorded $1,300,000 and $3,000,000 for amortization of these intangibles, which are amortized over their useful lives of five years.

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
                                               =======


On April 7, 2000, the Company completed the acquisition of all outstanding capital stock of Post Communications, Inc. ("Post"), a provider of customized email marketing services, in exchange for issuance of 6,282,289 shares of the Company's common stock valued at $308,790,000 and options to purchase 316,550 shares of the Company stock at prices ranging from $.10 to $12.38 per share, of which 23,481 were vested at the date of acquisition and have been included as part of the acquisition price at their fair value of approximately $1,200,000 and 316,550 were unvested at the date of acquisition and have been included as part of the acquisition price at their fair value of approximately $13,600,000.

This acquisition was accounted for as a purchase, and accordingly, the results of operations of Post since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $286,871,000, internal use software of $10,150,000, customer relationships of $8,650,000 and assembled workforce of $3,350,000. For the quarter and nine months ended September 30, 2000, the Company recorded $19,300,000 and $38,600,000 for amortization of these intangibles, which are amortized over their useful lives of four years.

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
                                  ========


The following unaudited proforma information shows the results of operations for the quarters and nine months ended September 30, 2000 and 1999 as if the MaxMiles, the UVN, and Post acquisitions had occurred at the beginning of 1999. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the respective periods presented or of future operations of the combined companies (in thousands, except per share information).

                                               Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                            -------------------------   ------------------------
                                                2000         1999           2000        1999
                                            ---------       ---------   ---------      ---------
Total revenues                              $  11,859       $   3,435   $  25,655      $   8,138
Net loss                                    $ (44,288)      $ (35,236)  $(105,215)     $ (97,321
Net loss per share, basis and diluted       $   (1.06)      $   (3.53)  $   (2.59)     $  (10.06)


On April 10, 2000, the Company announced an agreement to create an online loyalty program for the CMGI network and its 70 member companies. As part of this relationship, CMGI received approximately 4.9% or 1,694,492 shares of the Company's outstanding common stock with a value of approximately $39,900,000. The Company also received, in exchange for its shares, 425,317 shares of CMGI outstanding common stock with a value of approximately $39,900,000. These shares are restricted from being resold until April 2001 and were recorded as Marketable Securities on the Company's balance sheet. At September 30, 2000, the Company valued these at market value and recorded a $28,044,000 unrealized loss which appears in the equity section of the balance sheet.

During the fourth quarter of 2000, the Company and CMGI agreed to end their loyalty network arrangement, with the opt-in transition of existing members from the AltaVista Rewards program to the ClickRewards program. In November 2000, CMGI announced a plan to restructure its business activities through a set of consolidations and divestitures.

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

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                   ------------------      -----------------
                                                     2000        1999        2000       1999
                                                   ------      ------      ------     ------
Weighted average common shares outstanding         42,621       5,262      39,334      5,181
Weighted average common shares outstanding
 subject to repurchase                               (657)     (1,551)       (892)    (1,780)
                                                   ------      ------      ------     ------
Shares used in computation, basic and diluted      41,964       3,711      38,442      3,401

Weighted average preferred stock outstanding            -      20,447           -     18,881
                                                   ------      ------      ------     ------
Shares used in computing pro forma per share
 amounts on a converted basis                      41,964      24,158      38,442     22,282
                                                   ======      ======      ======     ======

For the above-mentioned periods, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

                                            September 30,
                                         ------     -------
                                          2000        1999
                                         ------     -------
Convertible preferred stock                   -      20,522
Common stock subject to repurchase          579       1,358
Outstanding options                       7,108       4,774
Warrants                                    634         662

Note 4 - Consolidated Statement of Cash Flows Information

A reconciliation of net cash used in operating activities follows (in thousands:)

                                                                                 Nine Months
                                                                             Ended September 30,
                                                                           -----------------------
                                                                              2000           1999
                                                                           -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $ (100,186)   $ (27,738)
   Reconciliation to net cash used in operating activities:
       Depreciation and amortization                                           50,340        3,070
       Deferred stock compensation expense                                      2,946        1,995
       Expenses relating to stock warrants and other stock arrangements        10,905        1,566
       Advertising expense arising from barter transactions                       220          772
       ClickMiles issued for services                                           1,670        2,597
       Changes in operating assets and liabilities:
                Accounts receivable                                            (6,165)        (262)
                Prepaid incentive awards                                          547           (3)
                Prepaid expenses                                                1,366          (28)
                Other assets                                                       95           30
                Accounts payable                                                1,710          289
                Accrued compensation and benefits                               3,068          289
                Accrued redemption costs                                       (1,664)      (1,083)
                Other accrued liabilities                                       1,099        2,626
                Deferred revenue--product and services                         15,681        4,872
                                                                           ----------    ---------
                 Net cash used in operating activities                     $  (18,368)   $ (11,008)
                                                                           ==========    =========

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

The Company's operating businesses are organized based on the nature of products and services provided. Based on this approach, the Company classifies its businesses into three identifiable segments: Currency, Direct Marketing Services, and Technical and Marketing Consulting Services. Certain of the Company's businesses do not meet the definition of a reportable operating segment and have been aggregated under Currency. These include the ClickRewards Network, Enterprise Incentive Programs, Custom Loyalty Programs and the Momentum Program. Segment accounting policies are the same as the policies described in
Note 2 of the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Form 10-K.

Financial information for the Company's business segments is as follows (in thousands):

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                       --------------------------------------------------
                                                          2000         1999          2000         1999
                                                       ---------    ---------     ----------    ---------
Revenues:
   Currency                                            $   8,089    $     862         13,509    $   1,497
   Direct marketing services                               3,314           56          7,786           65
   Technical and marketing consulting services               725        1,499          4,709        4,178
   Elimination of intersegment revenues                     (269)        (414)          (562)        (716)
                                                       ---------    ---------     ----------    ---------
       Consolidated revenues                           $  11,859    $   2,003     $   25,442    $   5,024
                                                       =========    =========     ==========    =========
Gain/(Loss) from operations:
   Currency                                            $ (22,133)   $ (11,573)    $  (60,059)   $ (27,262)
   Direct marketing services                             (21,722)          56        (42,502)          65
   Technical and marketing consulting services            (1,028)         (96)            90         (879)
   Elimination of intersegment profits                      (257)        (351)          (386)        (485)
                                                       ---------    ---------     ----------    ---------
       Consolidated loss from operations               $ (45,140)   $ (11,964)    $ (102,857)   $ (28,561)
                                                       =========    =========     ==========    =========
Assets:
   Currency                                            $ 123,946    $  40,414     $  123,946    $  40,414
   Direct marketing services                             283,353            -        283,353            -
   Technical consulting services                           2,078        3,209          2,078        3,209
                                                       ---------    ---------     ----------    ---------
       Consolidated assets                             $ 409,377    $  43,623     $  409,377    $  43,623
                                                       =========    =========     ==========    =========

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

In January 2000, the Company entered into an agreement with America Online, Inc. ("AOL") under which the Company's rewards technology will become the exclusive online support infrastructure for AOL/AAdvantage, AOL's consumer rewards network. In addition, the companies also agreed to create "ICQ ClickRewards"--a rewards program for ICQ, AOL's online communications community. As part of these agreements, the Company issued AOL 1,560,000 shares of the Company's common stock. The Company has recorded $82.0 million in deferred stock expenses based on the fair value of the stock issued to AOL. A portion of the deferred stock expense will be recorded as an offset to revenue earned by the Company over time related to the AOL program and a portion will be recorded over the three-year agreement period as a non-cash marketing expense related to ICQ ClickRewards. In the quarter and nine months ended September 30, 2000, the Company recorded $6.2 million and $16.5 million, respectively, of non-cash marketing expenses related to the AOL program.

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

The acquisition was accounted for as a purchase and, accordingly, the results of operations of MaxMiles since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $11.3 million, internal use software of $245,000 and assembled workforce of $121,000. For the quarter and nine months ended September 30, 2000, the Company recorded $972,000 and $2.6 million for amortization of these intangibles, which are amortized over their useful lives of two to four years.

On March 3, 2000, the Company completed the acquisition of all outstanding capital stock of UVN Holdings, Inc., SHC Venture, LLC, and the outstanding minority interest in UVN's majority owned subsidiary Universal Value Network, LLC (collectively, "UVN"). UVN's business utilizes payment card data to recognize and reward online and offline purchasing behavior. Total purchase price includes issuance of 335,532 shares of the Company's common stock valued at approximately $16.3 million, cash payments totaling approximately $4.9 million (including approximately $2.1 million of transaction costs), and 36,000 shares of the Company's common stock valued at approximately $1.8 million to extinguish certain debt of UVN. The acquisition also gives the Company a 49% equity ownership in Golden Retriever Systems, LLC which maintains connectivity to information on approximately

90% of U.S. sources of payment card transactions including data from payment card processors, merchant acquiring banks and merchants. The Company is required to issue an additional 48,888 shares of common stock to former shareholders of UVN over the next 19 months.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of UVN since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $17.1 million, internal use software of $500,000, investment in GRS of $7.6 million, assembled workforce of $40,000 and sales channel and customer relationships of $296,000. For the quarter and nine months ended September 30, 2000, the Company recorded $1.3 million and $3.0 million for amortization of these intangibles, which are amortized over their useful lives of five years.

On April 7, 2000, the Company completed the acquisition of all outstanding capital stock of Post Communications, Inc. ("Post"), a provider of customized email marketing services, in exchange for issuance of 6,282,289 shares of the Company's common stock valued at $308.8 million and options to purchase 316,550 shares of the Company stock at prices ranging from $.10 to $12.38 per share, of which 23,481 were vested at the date of acquisition and have been included as part of the acquisition price at their fair value of approximately $1.2 million and 316,550 were unvested at the date of acquisition and have been included as part of the acquisition price at their fair value of approximately $13.6 million.

This acquisition was accounted for as a purchase, and accordingly, the results of operations of Post since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $286.9 million, internal use software of $10.2 million, customer relationships of $8.7 million and assembled workforce of $3.4 million. For the quarter and nine months ended September 30, 2000, the Company recorded $19.3 million and $38.6 million for amortization of these intangibles, which are amortized over their useful lives of four years.

How our Programs Work

Netcentives is a leading outsource provider of loyalty and direct marketing solutions that delivers a broad suite of relationship marketing services including business, consumer and employee loyalty programs, customized email marketing and consulting services which drive greater customer loyalty and maximize lifetime customer value for clients. We have focused our business strategy on providing relationship marketing products and services to our clients both online and offline. Loyalty solutions are based on rewards currencies sold to multi-channel retailers, portals and other Internet sites. Our most established rewards currency is ClickMiles, which we sell to merchants who become part of the ClickRewards Network. These merchants, in turn, award these ClickMiles to consumers as purchase, loyalty and other incentives. ClickMiles are redeemable for, among other things, frequent flyer miles on major airlines at a ratio of one frequent flyer mile for each ClickMile. We have also developed and continue to develop customer branded loyalty and rewards currencies for large Internet merchants, portals, content sites and other business customers. We sell these custom currencies to our customers, who then distribute them under their own brands. The custom loyalty currencies are redeemable for items specific to the customer for whom the currency has been developed and, in certain cases, are exchangeable for ClickMiles. During the past several quarters, we have expanded our capabilities to offering offline loyalty programs through the Momentum program and technology acquired in the UVN acquisition. We also offer email marketing services through our Direct Marketing division, Post Communications.

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

A merchant or custom loyalty client typically purchases currencies from us before awarding them. Upon the sale of our loyalty currencies, we allocate these revenues between the product component, and the program-related services components. The product component of revenues is deferred until the member redeems the currency for his or her selected reward. At the time of redemption, we recognize the product component of revenues and the associated cost of revenue based on the actual cost of the redemption reward. The revenue related to the services component of the currency sale is deferred until the sale of the currency becomes non-refundable, which in the ClickRewards program has historically been upon award of the currency to a consumer by the merchant. Services revenues relating to separately-priced services are recognized when these services are delivered. The remaining portion of services revenues is recognized ratably over the period during which these services are provided. For all ClickMiles sold through September 30, 2000, this service period has been initially calculated for the maximum life of the ClickMile based on its expiration date. To the extent ClickMiles are redeemed prior to expiration, the remaining unamortized amount of deferred services revenues is recognized at the time of redemption.

Currently, ClickRewards merchants buy ClickMiles in advance based on their anticipated needs. New merchants are required to purchase a minimum of 450,000 ClickMiles. On an ongoing basis, each merchant is required to purchase ClickMiles in quantities at least equal to its expected monthly usage and to maintain a minimum balance generally equal to its expected bi-weekly usage. We determine each merchant's expected usage based on past trends and forecasted requirements in active promotions. These ClickMiles are non-refundable and will expire if not awarded by the merchant within a six-month period. The merchant services portion of revenues of any ClickMiles sold under these arrangements is amortized over the maximum period during which the merchant may use the ClickMiles, resulting in a shorter amortization period than has historically been used. The member services component of revenues continues to be amortized over the expected life of the ClickMile. This change did not have a significant impact on revenues in the year ended December 31, 1999 or for the three and nine months ended September 30, 2000.

If loyalty currency points expire or are forfeited, we recognize the remaining amount of deferred product and program-related services revenues at the time of expiration or forfeiture. Since we do not have sufficient experience concerning the redemption or forfeiture of currency points, we cannot currently predict in which periods we will recognize these revenues.

We typically sell our loyalty currency products and related services to merchants or custom clients for cash. However, from time to time, in connection with promoting the ClickRewards Network, we also sell ClickMiles to our merchants for non-cash consideration, such as advertising and merchandise. The revenue from the sale of these ClickMiles is accounted for on the same basis as cash sales and the value of the advertising or merchandise is recorded as an expense or a prepaid asset as appropriate. In the quarter and nine months ended September 30, 2000, approximately $56,000 and $220,000 of advertising expense was recorded under these arrangements, of which 99% and 83% was transacted with two merchants. In the quarter and nine months ended September 30, 1999, approximately $162,000 and $771,000 of advertising expense was recorded under these arrangements, of which 97% and 93% was transacted with three merchants.

We also derive program-related service revenues from the initial set-up fees received from some of our Custom Loyalty programs. We recognize these set-up fees and related costs over the minimum life of the Custom Loyalty program contract. Additionally, we derive program-related service revenues from currency point expirations and from licensing activities. In the quarter and nine months ended September 30, 2000, we recognized $1.3 million and $2.9 million of revenues related to these activities.

A reconciliation of combined loyalty currencies activity for the ClickRewards program, Custom Loyalty programs, Enterprise Incentive programs and Momentum program, deferred revenue-product and non-revenue points awarded by Netcentives follows (in thousands):

                                                                   Three Months Ended        Nine Months Ended
                                                                      September 30,              September 30,
                                                                  --------------------     ----------------------
                                                                    2000       1999           2000       1999
                                                                  ---------   --------     ---------    ---------
Loyalty currencies activities (number of points):
  Beginning balance                                                 476,155    153,188       347,147       62,495
  Awarded by merchants                                              435,156     72,441       659,172      140,380
  Redeemed by members                                              (151,754)   (20,302)     (228,398)     (31,090)
  Sold to merchants not yet awarded, net (1)                            756     45,416        25,311       78,958
  Expired (2)                                                       (49,786)      (603)      (92,705)        (603)
                                                                  ---------   --------     ---------    ---------
  Ending balance                                                    710,527    250,140       710,527      250,140
                                                                  =========   ========     =========    =========
  In circulation (3)                                                569,046    154,893       569,046      154,893
                                                                  =========   ========     =========    =========
Deferred Revenues--Product:
  Beginning balance                                               $   8,720   $  2,963     $   6,490    $   1,250
  Awarded by merchants                                                8,758      1,449        13,187        2,808
  Redeemed by members                                                (3,139)      (452)       (4,824)        (668)
  Sold to merchants not yet awarded, net (1)                             86        955           430        1,525
  Expired (2)                                                          (996)       (12)       (1,854)         (12)
                                                                  ---------   --------     ---------    ---------
  Ending balance                                                  $  13,429   $  4,903     $  13,429    $   4,903
                                                                  =========   ========     =========    =========

Non-revenue points awarded by Netcentives (4):
  Points outstanding at end of period                               122,254    109,351       122,254      109,351
                                                                  =========   ========     =========    =========

  Accrued redemption costs                                        $   2,262   $  2,023     $   2,262    $   2,023
                                                                  =========   ========     =========    =========

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

Results of Operations

Three and Nine months Ended September 30, 2000 and 1999

Revenues

Revenues increased to $11.9 million in the quarter ended September 30, 2000 from $2.0 million in the quarter ended September 30, 1999 and revenues increased to $25.4 million in the nine months ended September 30, 2000 from $5.0 million in the nine months ended September 30, 1999. The increase in revenues was primarily a result of growth of our ClickRewards Network launched in March 1998, the growth in our Custom Loyalty programs, growth in the Enterprise Incentives business, and the addition of Post Communications in the second quarter of 2000. Product revenues reflect the redemption of currency points for awards during the year and increased to $3.1 million for the quarter ended September 30, 2000 from $464,000 for the quarter ended September 30, 1999 and increased to $4.8 million for the nine months ended September 30, 2000 from $680,000 for the nine months ended September 30, 1999. Consumers redeemed 151.8 million currency points in the quarter ended September 30, 2000 compared to redeeming 20.3 million currency points in the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, consumers redeemed 228.4 million currency points and 31.1 million currency points, respectively. Program-related service revenues in the quarter ended September 30, 2000 were $4.9 million compared to $398,000 in the quarter ended September 30, 1999. Program-related services revenues in the nine months ended September 30, 2000 were $8.7 million compared to $817,000 for the nine months ended September 30, 1999. The increases in program-related revenues were primarily due to growth in the ClickRewards Network, the Custom Loyalty programs, and Enterprise Incentive programs. Program-related service revenues in the three and nine months ended September 30, 2000 included $889,000 and $1.7 million related to consumer point expirations and $382,000 and $1.0 million related to licensing fees. Direct marketing services revenues increased to $3.1 million in the quarter ended September 30, 2000 from $56,000 in the quarter ended September 30, 1999. Direct marketing service revenues increased to $7.4 million in the nine months ended September 30, 2000 from $65,000 for the nine months ended September 30, 1999. This increase was primarily due to the business activity of Post Communications subsequent to the date of acquisition. Technical and marketing consulting services revenue decreased to $658,000 in the quarter ended September 30, 2000 from $1.1 million in the quarter ended September 30, 1999. The decrease in technical and marketing consulting revenues in the quarter was due to having fewer consulting engagements. Technical and marketing consulting services increased to $4.5 million in the nine months ended September 30, 2000 from $3.5 million in the nine months ended September 30, 1999. This increase from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 was primarily due to the Company's marketing consulting engagements with AOL.

Cost of Product Revenues

Cost of product revenues represents the actual cost of awards selected by members in exchange for currency points. Cost of product revenues were $2.7 million in the quarter ended September 30, 2000 compared to $553,000 for the quarter ended September 30, 1999 and was $4.1 million for the nine months ended September 30, 2000 compared to

$738,000 for the nine months ended September 30, 1999. These cost of product revenues represented 86% and 119% of product revenues for the quarters ended September 30, 2000 and 1999, respectively, and 85% and 109% for the nine-month period ended September 30, 2000 and 1999. The increase in cost of product revenues was a result of the increased redemption of currency points by members, which was principally related to the increased number of currency points outstanding.

The negative product margin in the quarter and nine months ended September 30, 1999 was principally related to a special promotion offered in July 1999 during which we offered our members the ability to redeem their outstanding ClickMiles for frequent flyer miles on a two-for-one basis. As a result of this offer, we incurred approximately $138,000 of product costs during the quarter and nine months ended September 30, 1999.

Program-Related Services, Marketing and Support Costs

Program-related services, marketing and support costs represents the cost of marketing services provided for the ClickRewards Network, as well as costs incurred to support merchants and members in the Network. These costs consist primarily of compensation and related costs for marketing and sales personnel, advertising and marketing for the ClickRewards Network, merchant account and rewards supplier management, product management activities and ClickMiles issued to acquire new members for the ClickRewards Network. Program-related marketing and support costs increased to $10.2 million in the quarter ended September 30, 2000 from $6.2 million in the quarter ended September 30, 1999 and increased to $26.4 million in the nine months ended September 30, 2000 from $15.7 million in the nine months ended September 30, 1999. The increase from quarter to quarter was primarily the result of increased marketing and consumer support personnel expenses of $4.8 million, an increase in allocated facilities and office expenses of $1.3 million, offset by a decrease in advertising and promotions expenses of $3.2 million associated with the ClickRewards Network. The increase for the nine-month period relates to increased marketing and consumer support personnel expenses of $11.5 million, and an increase in allocated facilities and office expenses of $3.3 million, offset by a decrease in advertising and promotions expenses of $4.2 million associated with the ClickRewards Network.

Cost of Direct Marketing Services

Cost of direct marketing services consists of costs related to the delivery of email marketing program services. The cost of direct marketing services was $2.0 million in the quarter ended September 30, 2000 and $3.8 million in the nine months ended September 30, 2000. These costs are primarily due to business activity of Post Communications subsequent to the date of acquisition. Costs of direct marketing services represented 64% and 51% of direct marketing services revenues for the quarter and nine months ended September 30, 2000, respectively.

Cost of Technical and Marketing Consulting Services Revenues

Cost of technical and marketing consulting services consists of the personnel and overhead costs incurred in connection with providing technical and marketing consulting services. Cost of technical and marketing consulting services totaled $480,000 for the quarter ended September 30, 2000 compared to $880,000 for the quarter ended September 30, 1999, and was $2.4 million for both the nine months ended September 30, 2000 and 1999. These expenses were related to technical consulting services provided by Netcentives Professional Services (formerly the Panttaja Consulting Group) and delivering marketing consulting services in the three and nine month periods ended September 30, 2000. Cost of technical and marketing consulting services were 73% and 81% of technical and marketing consulting service revenues in the quarters ended September 30, 2000 and 1999 and 53% and 69% for the nine month periods ended September 30, 2000 and 1999, respectively. This decrease in costs as a percentage of revenues was due to the Company utilizing fewer high-cost consultants and achieving a higher rate of utilization on its internal resources in the quarter and nine months ended September 30, 2000 as compared to the comparable periods ended September 30, 1999.

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development personnel, including independent contractors and consultants, software licensing expenses and allocated operating expenses such as site hosting, Web site production, facilities expenses, and equipment costs. Research and development expenses increased to $3.4 million in the quarter ended September 30, 2000 from $1.5 million in the quarter ended September 30, 1999 and increased to $8.0 million in the nine months ended September 30, 2000 from $3.4 million in the nine months ended September 30, 1999. These increases were primarily the result of an increase in expenses for enhancements to the ClickRewards Network, as well as development efforts relating to our Custom Loyalty Networks and Enterprise Incentive programs, the addition of Post Communications in the second quarter of 2000. The largest component of the increases was the growth in compensation and related staff expenses, which increased by $1.5 million for the quarter ended September 30, 2000 and $2.8 million for the nine-month period ended September 30, 2000. We expect to continue to increase substantially research and development spending in absolute dollars as we develop new products and expand our resources to maintain existing products.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses, sales commissions, treasury expenses, accounting and administrative expenses, professional fees, and other selling and corporate expenses. Selling, general and administrative expenses increased to $10.3 million in the quarter ended September 30, 2000 from $2.9 million in the quarter ended September 30, 1999 and increased to $24.5 million in the nine months ended September 30, 2000 from $6.4 million in the nine months ended September 30, 1999. The increase from period to period was primarily the result of increased sales efforts to enroll merchants into the ClickRewards Network, increased business development efforts for our Custom Loyalty Networks and Enterprise Incentive programs, increased general and administrative personnel and increased facilities and office costs and the addition of Post Communications in the second quarter of 2000. The largest components of the increase were the growth in compensation expense and related staff costs as a result of increased staffing levels which increased by $6.3 million for the quarter ended September 30, 2000, compared to September 30, 1999, and the growth in the facilities and office costs which increased by $600,000 from the quarter ended September 30, 2000, compared to September 30, 1999. The largest component of the increase for the nine-month period ended September 30, 2000 compared to September 30, 1999 was also staff costs, which increased by $13.1 million. There was also an increase of $1.8 million in facilities and office expenditures for the nine months ended September 30, 2000 compared to the same period in 1999. We expect selling, general and administrative expenses to increase in absolute amounts as we add personnel and incur additional costs related to the anticipated growth of our ClickRewards, Custom Loyalty, and Enterprise Incentive programs and our direct marketing services, our expansion into international markets and our operation as a public company.

Amortization of Deferred Stock Compensation, Supplier and Other Stock Arrangements and Intangibles

Amortization of deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants, and the deemed fair market value of our common stock at the time of these grants. This difference is amortized over the vesting period for such grants, which is typically four years. Amortization of deferred stock compensation was $847,000 and $2.7 million in the quarter and nine months ended September 30, 2000, respectively, compared to $911,000 and $2.0 million in the quarter and nine months ended September 30, 1999, respectively. These amounts primarily resulted from amortization of deferred stock compensation related to stock option grants and stock awards granted in 1998 and 1999.

Amortization of supplier and other stock arrangements represents the cost of warrants granted to certain airlines and other rewards suppliers in return for exclusivity and the cost of stock issued related to the ICQ ClickRewards program. Expense related to contingent stock warrants granted to certain airlines and other partners and the stock issued related to the ICQ ClickRewards program was $5.1 million and $10.9 million in the quarter and nine months ended September 30, 2000, respectively, and was $610,000 and $1.6 million for the quarter and nine months ended September 30, 1999, respectively. Because the vesting of certain of these awards is subject to these rewards suppliers maintaining the exclusivity of the arrangement with Netcentives, the valuation of the warrants is not finalized until the vesting date. A substantial number of these warrants had not vested as of September 30, 2000. As a result, the charge relating to supplier stock awards may increase over remaining vesting periods through 2001.

In December 1998, we acquired Panttaja Consulting Group in a transaction that was accounted for as a purchase. The resulting intangibles of $3.5 million recorded in the acquisition will be amortized over two years. In January 2000, we acquired MaxMiles in a transaction accounted for as a purchase. The resulting intangibles of $11.6 million recorded in the acquisition are being amortized over an estimated useful life of three years. In March 2000, we acquired UVN in a transaction accounted for as a purchase. The resulting intangibles of $25.5 million recorded in the acquisition are being amortized over an estimated useful life of five years. In April 2000, we acquired Post Communications in a transaction accounted for as a purchase. The resulting intangibles of $309.0 million recorded in the acquisition are being amortized over an estimated useful life of four years. In the quarter and nine months ended September 30, 2000, we incurred $22.0 million and $45.5 million of expense related to amortization of these intangibles. In the quarter and nine months ended September 30, 1999, we incurred $449,000 and $1.3 million of expense related to amortization of these intangibles.

Interest Income, Net

Interest income primarily represents interest earned on short-term investments in highly-liquid debt instruments with a maturity at the time of purchase of three months or less. Interest income, net, increased to $852,000 for the quarter ended September 30, 2000 from $376,000 for the quarter ended September 30, 1999. Interest income, net, increased from $2.7 million for the nine months ended September 30, 2000 to $823,000 for the nine months ended September 30, 1999. The increase was a result of increased interest income to $1.0 million and $3.3 million for the quarter and nine months ended September 30, 2000, respectively, from $467,000 and $1.0 million for the quarter and nine months ended September 30, 1999. This increase was related to increased cash and short-term investment balances, offset in part by an increase in interest expense relating to capital leases and other financing arrangements to $177,000 and $612,000 in the quarter and nine months ended September 30, 2000, respectively, from $91,000 and $197,000 for the comparable periods in 1999.

Income Taxes

We have recorded losses since inception, and anticipate losses for the foreseeable future. We have therefore recorded no provision for income taxes for the quarter and nine months ended September 30, 2000 and 1999.

Net Loss

Net loss increased to $44.3 million from $11.6 million in the quarter ended September 30, 2000 and 1999. Net loss increased to $100.2 million from $27.7 million in the nine months ended September 30, 2000 and 1999. The increases in net loss were primarily due to an increase in operating costs and expenses to $57.0 million and $128.3 million in the quarter and nine months ended September 30, 2000, respectively, compared to $14.0 million and $33.6 million in the quarter and nine months ended September 30, 1999.

Liquidity and Capital Resources

Prior to our initial public offering in October 1999, we had funded our operations primarily through the private placement of preferred equity securities, through which we had raised net proceeds of $63.7 million through October 1999. We raised approximately $68.8 million in our initial public offering in October 1999. We have also financed our operations through equipment lease financing and bank borrowings. As of September 30, 2000, we had outstanding equipment lease financing and bank borrowings totaling $4.4 million and note payables totaling $2.0 million. We have no other available lines of credit or credit available under existing arrangements.

Cash used in operations was $18.4 million and $11.0 million in the nine months ended September 30, 2000 and 1999, respectively. The cash used was primarily the result of our operating losses in these periods. Cash used in operations primarily reflected cash received from customers of $35.0 million and $9.6 million in the nine months ended September 30, 2000 and 1999, respectively, offset by cash paid to suppliers and employees of $56.0 million and $21.5 million in the same periods.

We initially defer recording revenue at the time we sell our loyalty currencies, even though we have received cash from our customers for these sales. A significant portion of revenue is not recognized until the consumer redeems the currency. The remaining revenue is recognized on a ratable basis over the periods in which marketing and support services are provided to merchants and members. As a result of this accounting method, the cash received from customers is substantially greater than the amount of revenues reported for these periods. The difference in these amounts is reflected primarily as an increase in the amount of deferred revenues for products and services shown on our condensed consolidated balance sheet. Total deferred revenues increased on a net basis from cash transactions by $15.7 million for the nine months ended September 30, 2000 compared to $4.9 million for the same period in 1999.

Cash paid to suppliers and employees was significantly less than costs and expenses reported for these same periods. This resulted from non-cash charges relating to depreciation, the amortization of deferred stock compensation, supplier stock awards and intangible assets arising from the acquisition of Panttaja Consulting Group, MaxMiles, UVN and Post Communications, and the use of ClickMiles in lieu of cash to pay for certain expenses. Non-cash amortization charges totaled $64.2 million in the nine months ended September 30, 2000 and $6.6 million in the nine months ended September 30, 1999. The use of ClickMiles in lieu of cash to pay for certain expenses resulted in the deferral of cash payments of $1.9 million and $3.4 million during the nine months ended September 30, 2000 and 1999, respectively.

Investments in property and equipment were $16.7 million and $6.2 million in the nine months ended September 30, 2000 and 1999, respectively. This increase was due to additional capital expenditures incurred as a result of the build-out and furnishing of the Company's new headquarters and due to the Company's purchasing more equipment as a result of headcount increases. Cash provided by financing activities was $1.0 million and $34.2 million in the nine months ended September 30, 2000 and 1999, respectively. Cash was provided primarily by sales of preferred stock of $35.1 million in the nine months ended September 30, 1999.

At September 30, 2000, we had 710.5 million currency points (including ClickMiles (which are issued in the ClickRewards and Enterprise Incentive programs), Custom Loyalty program points and Momentum program points) outstanding which had been sold to merchants and clients (of which 569.0 million had been awarded to members and are in circulation). The September 30, 2000 balance sheet includes $13.4 million of deferred revenues relating to the product component of this currency, which will be recognized as revenue at the time of redemption. Other than barter exchanges, we have already received cash from our merchants and clients relating to these points, which is unrestricted and which we can use for any corporate purpose. In addition, an additional 122.3 million currency points that had been issued by us to pay for expenses in lieu of cash were outstanding. As of September 30, 2000, we had an accrued liability of approximately $2.3 million for the estimated cost of redemption of these points. All of these points expire if not redeemed by December 31, 2001. Although we have purchased some frequent flyer miles in advance, most of the funding to pay for the costs associated with these product redemption liabilities must come from available cash resources at the time of redemption. Although these liabilities are reflected as current liabilities in our balance sheet, the timing of the related liability is controlled by the actual redemptions, which could occur in irregular patterns until expiration. Because we cannot control the timing of our members' decision to redeem points, should the rate of redemption of points exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

At September 30, 2000, we had cash and equivalents totaling $46.9 million, short term investments totaling $6.5 million and restricted marketable securities totaling $11.9 million. We anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Recent Accounting Pronouncements

In June 1998 and June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 137 (SFAS 137), "Deferral of the Effective Date of SFAS 133," respectively. SFAS 133 and SFAS 137 require the recognition of all derivatives as either assets or liabilities in the statement of financial position, and to measure those instruments at fair value, and are effective for all fiscal years beginning after June 15, 2000 with earlier adoption encouraged. As of September 30, 2000, the Company was not party to derivative instruments or hedging activities that would require the application of SFAS 133.

In December 1999, the Securities and Exchange Commission issue Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 1, 2000, although earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had no holdings of derivative financial or commodity instruments at September 30, 2000. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on September 30, 2000, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on September 30, 2000, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

The table below presents principal amounts (in thousands) and related weighted average fixed interest rates for our investment portfolio.


                                               Expected     Estimated Fair Value
                                            Maturity 2000  at September 30, 2000
                                            -------------  ---------------------

Federal instruments                         $    6,962          $     6,962
Weighted average fixed interest rate              6.37%
Commercial paper & short-term obligations       39,945               39,945
Weighted average fixed interest rate              6.54%
Total portfolio                             $   46,907          $    46,907
investment portfolio.


As of September 30, 2000, we had $46.9 million of cash and cash equivalents earning a weighted average variable interest rate of 6.52%.

Part II. Other Information

Item 1. Legal proceedings

In February, March and July 2000, the Company filed suit in the Federal District Court in the Northern District of California against eleven parties seeking monetary damages and injunctive relief based on each party's alleged infringement of certain patents held by the Company. This litigation is pending although one of the defendants has subsequently licensed the subject patents and has been dismissed from the suit. A default was entered against another defendant. In July 2000, another of the defendants, Carlson Companies, Inc.'s subsidiaries and affiliates ("Carlson"), filed a claim against the Company in the Federal District Court in the District of Minnesota seeking a declaratory judgment alleging (a) that Carlson is the owner of the Company's patents at issue based on the inventor's earlier employment at Carlson, (b) in the alternative, that the Company's patents are invalid and unenforceable and (c) in the alternative, that Carlson is not infringing the Company's patents. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the Company. In the event that a final unappealable judgment were made that the Company's patents are owned by Carlson, such ruling could have a material adverse effect on the Company's financial position and results of operations. Due to the nature of the litigation with Carlson and because the lawsuit is still in the initial stage, the Company's management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with Carlson's allegations. Although no assurances can be given as to the results of this case, the Company believes it has meritorious defenses and intends to defend itself vigorously in the matter.

Item 2. Changes in Securities and Use of Proceeds

On October 13, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-83443) was declared effective by the Securities and Exchange Commission (and closed on October 19, 1999), pursuant to which 6,000,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share. In addition, on November 9, 1999 the Company sold an additional 335,937 shares under the underwriters' overallotment option. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Thomas Weisel Partners LLC. After deducting approximately $5.3 million in underwriting discounts and $1.9 million in other related expenses, the net proceeds of the offering were approximately $68.8 million. Of such amount, approximately $31.9 million has been used for working capital, approximately $2.5 million has been used for debt repayment, approximately $9.3 million has been used for acquisitions and the remainder has been invested in investment grade, interest bearing securities. The Company intends to use the remaining proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

Item 6. Exhibits and Reports on Form 8-K.

   a) Exhibits

        3.1* Amended and Restated Certificate of Incorporation of the
             Registrant.

        3.2* Bylaws of the Registrant.

        27.1 Financial Data Schedule

___________________

* Incorporated by reference to the exhibit with the same numerical designation filed as part of the Registrant's Registration Statement 333-83443, as amended, declared effective on October 19, 1999.

b) Reports on Form 8-K

        None

  Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2000             NETCENTIVES INC.
                                    By /s/ John F. Longinotti
                                    -------------------------


                                    John F. Longinotti
                                    COO and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Exhibit Index


Exhibit No.   Description
----------    -----------


27.1        Financial Data Schedule.