Form 10-K
period 2000-12-31
NETCENTIVES INC
filed 2001-04-02
CIK 1081404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition period from _____ to_____

                         Commission file number: 0-27253

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

       Registrant's telephone number, including area code: (415) 615-2000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on March 19, 2001 was approximately $94,443,471. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 43,174,158 shares of Registrant's Common Stock issued and outstanding as of March 19, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders scheduled to be held on Wednesday, June 6, 2001 (the "2001 Proxy Statement").

REFERENCES AND FORWARD-LOOKING STATEMENTS

References made in this Annual Report on Form 10-K to "Netcentives," the "Company" or the "Registrant" refer to Netcentives Inc. and its subsidiaries. Netcentives, ClickRewards, ClickMiles, Custom Loyalty Programs, Enterprise Incentive Programs, RewardBroker, SecureReward Architecture, PostDirect, MaxMiles, the Netcentives logo and the ClickRewards logo are trademarks of Netcentives.

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

                                     PART I

Item 1. BUSINESS

Company Overview

San Francisco-based Netcentives Inc. is a leading provider of loyalty and direct marketing solutions. The company delivers a broad suite of programs for relationship marketing technologies and services to enable its Global 2000 client base to drive customer, employee and partner behavior and maximize the long-term economic value of these relationships. These programs include consumer, employee and business loyalty solutions; customized email marketing; and consulting services.

From organization in 1996 until March 1998, our operations consisted primarily of various start-up activities, such as research and development, personnel recruiting, capital raising and trial sales of our products with initial customers. We launched the merchant-based ClickRewards solution in March 1998 and began recognizing revenue from non-trial program sales in April 1998. We launched our first Enterprise Incentive program in January 1999 and our first Custom Loyalty program in July 1999. In the year ended December 31, 2000, we derived most of our revenue from our merchant-based ClickRewards programs, Enterprise/Corporate Incentives programs, and the Direct Marketing Solutions.

Since inception, Netcentives has grown both organically and through acquisitions. Netcentives acquired Panttaja Consulting Group, Inc. in December 1998 in order to provide technical consulting services to Netcentives' clients. In January 2000, Netcentives acquired MaxMiles, Inc., a provider of personal aggregation technologies. In March 2000, Netcentives acquired UVN Holdings, Inc.
(UVN), whose technologies enable Netcentives to transparently track and verify credit card purchasing, and to award reward points across multiple companies and multiple channels, whether it be through store, catalog or online. Finally, in April 2000, we acquired Post Communications, Inc. to deliver a platform for email direct marketing.

Netcentives' Solutions

Loyalty Solutions

Netcentives' loyalty solutions maximize the economic value of customer, employee and business relationships through large-scale custom programs, employee/partner recognition systems and merchant-based programs. Netcentives' loyalty solutions include the following:

o Custom Loyalty Programs. Custom Loyalty programs are large-scale, private labeled networks rewards programs allowing enterprises, portals and financial institutions to offer their own branded currency. Currency may be rewarded to support the desired member online or offline activity, such as: spending on payment cards, enrollment, trial usage or site clicks. Members redeem currency through a customized online catalog. Netcentives provides services and technology needed to build, implement, support and maintain the program including program design, web hosting, operations, and program administration.

o Enterprise Incentive Programs. Enterprise Incentive programs help corporations drive the performance of employees and channel partners. Netcentives provides corporate human resources departments and sales managers with a powerful, efficient and paperless means of tracking and awarding desired corporate behaviors, which may include referring new employees or meeting sales quotas.

o Merchant-based ClickRewards Program. ClickRewards is a network developed on behalf of a few scores of online merchants that enables them to reward their consumers with ClickMiles, Netcentives' recognizable, branded awards currency for making purchases at their websites or offline.

o Registered Card Program. Through the acquisition of UVN Holdings, Inc., Netcentives offers offline transaction-processing technology enabling businesses to recognize and reward purchase behavior both online and offline in permission-based programs through the registration of the consumer's shopping card. This acquisition gives Netcentives a 49% equity ownership in Golden Retriever Systems, LLC (GRS), which provides information on approximately 90 percent of U.S. sources of payment card transactions.

o Aggregation Technology. Through the acquisition of MaxMiles, Inc., Netcentives delivers personal information aggregation technology that, with the consumer's permission, collects and consolidates frequent flier account information and other data, allowing websites to publish personalized content that increases the frequency and length of consumer visits.

Customers may elect to include the following elements in a loyalty solution:

o Overall Program Management. Turnkey management services for implementing and operating loyalty programs from the definition phase to design, launch and on-going operations.

o    Loyalty  Program  Design  Services.  Loyalty  and  rewards  program  design
     services  which  leverage  our   advertising,   promotions  and  technology
     experience.

o    Currency.   Minting  and  managing  promotional   currencies   specifically
     targeting the customer's consumer base and utilizing the customer's brand identity.

o Awards Transaction Processing. Secure and fault-tolerant transaction processing services to support the storing, tracking and monitoring of electronically recorded transactions, the issuance of currencies, and the exchange of awards.

o Consumer Services. Software enabling consumer service representatives to have access to real-time consumer information or to outsource the loyalty program consumer service function.

o Risk Management/Fraud Control. Risk management and fraud control services to address and prevent potential fraudulent activity.

Direct Marketing Solutions

The Company's direct marketing business acquired through Post Communications, Inc., uses customized, targeted email to help its customers increase response rates and maximize the value of their membership base.

Consulting Services

Netcentives Consulting provides professional services that complement Netcentives programs and hosted operations to deliver loyalty solutions to our customers. These services include strategy, design and launch services which enable customers to move quickly from business concepts to successful programs and solutions. Netcentives Consulting works closely with customers to apply expertise in loyalty strategy, relationship marketing, creative design, and technology, coupled with Netcentives' core technology, to achieve customers' business objectives.

Technology Platform and Software Products

To support our various solutions, we have built a technology platforms and software applications for the management of online loyalty and direct marketing applications:

o    SecureReward   Architecture(TM)  is  a  technology  platform  that  enables businesses to recognize, reward and respond to their customers. Through this scalable platform, Netcentives offers the end-to-end creation, delivery and management of e-commerce loyalty programs. SecureReward includes multiple components that facilitate rewards management, including real-time currency transfer, reward fulfillment with fraud protection and targeted database segmentation.

o RewardBroker(TM) is software for the management and secure processing of loyalty promotions and rewards transactions. A critical component of the SecureReward Architecture, RewardBroker is integrated at customers' sites to automate the rewards transaction process.

o Payment System is an in-house "mint" that resides at the Netcentives' data center, where it receives and processes all promotional transactions from RewardBroker using a variety of encryption and authentication tools.

o    PostDirect(TM)  is  Netcentives'   proprietary  Web-based  email  marketing
     management system, which allows customers to easily target, personalize, schedule and deliver email based on customer profiles.

o MaxMiles(TM) gives Netcentives' business partners the tools they need to enable their customers to manage their account information, frequent flyer miles and rewards all in one convenient location, in real time.

o Netcentives Registered Card System utilizes the GRS technology, which receives nightly credit card transaction information from banks, tracking and recording the time, location and amount of consumer purchases with their credit card numbers.

Marketing, Sales and Member Service

We have a direct sales force that sells our entire portfolio of programs and services and includes individuals focused on distinct markets and specific programs and services. Our sales force is based out of our San Francisco headquarters, with a sales office in New York. We plan to increase our direct sales force and open additional sales offices in the United States and internationally. Our marketing department supports our sales efforts and coordinates attendance at industry events and pursues trade advertising and media relations.

In 2000, Nortel Networks accounted for approximately 25% of total revenues. In 1999, no customers accounted for more than 10% of revenues. In 1998, Yahoo and Visa each accounted individually for 46% and 13% of total revenues.

We believe that to sell high volumes of loyalty currencies to merchants we need to offer them a large, attractive base of potential consumers. We believe that our ability to create a loyal and valuable membership base for our programs depends on high quality member service. The member service team is responsible for providing phone support during business hours and e-mail support with a 24-hour response time. Representatives are responsible for resolving general inquiries about programs, and inquiries relating to the status of orders and redemption requests. To customers of our Custom Loyalty programs and Enterprise Incentive programs, we offer the option of outsourcing member service support for inquiries related to their program, or utilizing the member service module of our software platform for their internal member service representatives.

International

We believe that international markets present an attractive marketplace for loyalty solutions, direct marketing programs and consulting services. During the years ended 1998 and 1999, we did not recognize any revenues from international operations. In the year ended 2000, we recognized 29% of our revenue from international operations (which includes Canada, where Nortel is located). On January 31, 2000, we entered into an agreement with AOL pursuant to which we run a rewards program under the brand name ICQ ClickRewards for ICQ, a subsidiary of AOL with over 50 million members, two-thirds of which reside outside of the United States. ICQ ClickRewards offers ICQ registrants worldwide the ability to earn ClickMiles and redeem them for valuable brand-name products. In February of 2000, we entered into an agreement with Nortel Networks Limited in Canada to provide an Enterprise Incentive program enabling Nortel to reward and recognize its employees on a global basis. This was followed by an agreement with Belix in Brazil to license the loyalty technology to power the Dotz program in Latin America. In January of 2001, we entered into a joint venture with a number of leading Japanese companies, including, Itochu Corp., Dentsu, JCB Co. and cyber communications inc. to do business in Japan as "Netcentives Japan." The venture will exclusively license our technology infrastructure and trademarks and will benefit from our expertise to provide online consumer loyalty offering. We intend to continue to expand programs to companies based in other countries.

Competition

As a provider of loyalty and direct marketing solutions, we compete with a variety of businesses within the online promotions market including acquisition, loyalty and direct email marketing programs. In addition, we generally compete with merchants, financial institutions and card issuers running their own in-house programs and other advertising and promotional programs for a portion of a customer's total marketing budget. Our primary current and prospective competition can be categorized as follows:

o    Points-based loyalty program providers;
o    Enterprise/corporate incentive providers;
o    Email marketing services providers; and,
o    In-house stand-alone solutions addressing the categories listed above.

Many of our competitors have longer operating histories, significantly greater financial, technical and other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could seriously harm our ability to sell additional solutions on terms favorable to us. Competitive pressures could cause us to lose market share or to reduce the price of our solutions, either of which could harm our business, financial condition and operating results.

We believe that the principal competitive factors in our market include:

o    Quality and reliability of services and solutions offered;
o    Scope of supported applications and technology platforms;
o    Scalability of the operational environment supported;
o Extent to which the solutions or services offered provide a complete solution to a potential customer's operations requirements;
o    Engineering and technical expertise and development of automation software;
o    Rapid deployment of solutions or services including ease of installation;
o Quality of customer service and support including ability to support implementation; and,
o    Price.

Although we believe our solutions compete favorably with respect to each of these factors, the market for our solutions is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

Proprietary Rights

We currently rely on a mixture of patents, copyrights, trademarks, trade secrets and agreements with third parties and employees to protect our proprietary rights. We have patents which relate generally to online incentive award programs. One aspect of our patents is directed to a computer system for implementing an incentive award program, with the computer system including an online product catalog, an online awards catalog and a database for storing account information for each user of the incentive award program. Trademarks of Netcentives include the following: Netcentives, ClickRewards, ClickMiles, Custom Loyalty programs, Enterprise Incentive programs, RewardBroker, SecureReward Architecture, PostDirect, MaxMiles, the Netcentives logo and the ClickRewards logo. We copyright our Web site content, our software and our sales and promotional literature. Despite our efforts to protect our proprietary rights, unauthorized parties may use aspects of our business model and products and obtain and use information we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of such breaches. We believe that each of these proprietary rights is important to our business in our effort to prevent unauthorized use of our technology and processes and protect our investment in establishing and maintaining our brand. Our competitors may independently develop technologies or business models that are substantially equivalent or superior to ours. We have licensed our patents to MyPoints.com, The Sperry and Hutchinson Company, Enhanced Services Corporation and FreeRide.com LLC, who use these licenses to operate programs which may compete with programs we develop or manage. We may decide to license our patents to other competitors. Furthermore, we may expand internationally, and many countries do not protect intellectual property rights to the same extent as the laws of the United States. In the event that we are unable to protect our proprietary rights, our business, financial condition and results of operations could be materially adversely affected.

The Internet, and specifically the market for e-commerce and online advertising, direct marketing and promotions, is characterized by a rapidly evolving legal landscape. A variety of patents relating to this market have been issued in the past several years, including our patents, which relate generally to online incentive award programs. We believe that several additional, related patents are currently pending. We believe that there will continue to be substantial activity in this area and that litigation may arise due to our attempts or a third party's efforts to enforce patent rights. In fact, the Company initiated a formal patent licensing program during the year 2000, and we are currently party to litigation as a result of the active enforcement of our patent rights. See
Item 3 entitled "Legal Proceedings" for a description of this litigation.

We may incur substantial expenses, and the attention of our management may be diverted as a result of existing or additional litigation. In addition, whether or not any claims against us are meritorious, we may be required to enter into license agreements or be subject to injunctive or other equitable relief, any of which would materially adversely affect our business, results of operations and financial condition.

Employees

As of December 31, 2000, Netcentives had 494 full time employees, including 371 in marketing and sales, 91 in research and development, and 90 in finance and administration. Our employees are not represented by any collective bargaining unit or labor union and we have never experienced a work stoppage. We believe our relations with our employees are good. (See Item 7, Subsequent Events and Note 17 to the Consolidated Financial Statements.)

Item 2. PROPERTIES

The Company has approximately 124,500 square feet under lease in San Francisco, CA expiring between 2001 and 2007. We also lease approximately 10,200 square feet in New York which expires in 2007; 3,300 square feet in Fort Lauderdale, Florida expiring in September, 2001; 2,500 square feet in Tempe, Arizona and approximately 4,000 square feet in Healdsburg, California the latter two of which are under month to month leases. The Company believes that its present level of operations and other capacity, along with its plans for expansion, will be sufficient to accommodate its requirements.

Item 3.  LEGAL PROCEEDINGS

In February, March and July 2000, the Company filed suit in the Federal District Court in the Northern District of California against eleven parties seeking monetary damages and injunctive relief based on each party's alleged infringement of certain patents held by the Company. This litigation is pending although two of the defendants have subsequently licensed the patents and have been dismissed from the suit. A default was entered against another defendant. Although no assurances can be given as to the results of this case, the Company believes its claims have merit and intends to prosecute the matter vigorously.

In July 2000, one of the defendants, Carlson Companies, Inc.'s subsidiaries and affiliates ("Carlson"), filed a claim against the Company in the Federal District Court in the District of Minnesota seeking a declaratory judgment alleging (a) that Carlson is the owner of the patents at issue based on the inventor's earlier employment at Carlson, (b) that the Company's patents are invalid and unenforceable and (c) that Carlson is not infringing the Company's patents. In December 2000, the Minnesota action was transferred to the Northern District of California and is pending before the same judge that is presiding over the infringement actions brought by the Company. Although no assurances can be given as to the results of this case, the Company believes it has meritorious defenses and intends to defend itself vigorously in the matter.

Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the Company. In the event that a final unappealable judgment were rendered that the Company does not own the patents or that the patents are invalid in connection with either of the actions, such a judgment could have a material adverse effect on the Company's financial position and operations. Due to the nature of the litigation and because the lawsuits are still in their initial stages, the Company's management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER INFORMATION

(a)  Market Information

Netcentives' Common Stock is traded on the NASDAQ Stock Market under the ticker symbol NCNT.

The following table shows the high and low bid prices of the Company's Common Stock for the following periods:

            October 13, 1999 through        January 1, 2000 through
               December 31, 1999               December 31, 2000
            ------------------------        -----------------------
High                $ 96.00                         $ 68.6875
Low                 $ 10.25                         $  3.25

The closing price of the Company's Common Stock on the NASDAQ Stock Market on March 19, 2001 was $2.1875.


Future stock prices may be subject to volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from amounts expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

(b)  Holders

As of March 19, 2001, the Company had approximately 506 stockholders of record. This number excludes shareholders whose stock is held in nominee or street name by brokers.

(c)  Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

(d)  Report of offering of securities and use of proceeds therefrom

On October 13, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-83443) was declared effective by the Securities and Exchange Commission, pursuant to which 6,000,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share. In addition, on November 9, 1999, the Company sold an additional 335,937 shares under the underwriters' overallotment option. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Thomas Weisel Partners LLC. After deducting approximately $5.3 million in underwriting discounts and $1.9 million in other related expenses, the net proceeds of the offering were approximately $68.8 million. Of such amount, approximately $41.2 million has been used for working capital, approximately $9.3 million has been used for acquisitions, approximately $3.3 million has been used for debt repayment, and the remainder has been invested in investment grade, interest bearing securities. The Company intends to use the remaining proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

(e)  Sales of Unregistered Securities

During 2000,  we granted stock  options to purchase  3,990,256  shares of Common
Stock, with exercise prices ranging from $3.25 to $61.875 per share, to employees and officers pursuant to our 1996 Stock Option Plan, stock options to purchase 100,000 shares of Common Stock at exercise prices ranging from $11.56 to $58.50 pursuant to our 1999 Directors Stock Plan, and stock options to purchase 22,209 shares of Common Stock, with exercise prices ranging from $0.03 to $10.44 per share, to employees and officers pursuant to our 1999 Stock Option Plan. During 2000, options to purchase 929,205 shares of Common Stock were exercised, with exercise prices ranging from $0.02 to $11.00. The sales and issuances of these securities were exempt from registration under either Rule 701 under the Securities Act of 1933 or under Section 4(2) of the Securities Act of 1933.

From March 1998 through March 2001, we have issued and sold (without payment of any selling commission to any person) the following unregistered securities:

     (1) Warrants to purchase an aggregate of 31,948 shares of Series C Preferred Stock in May 1998 with an aggregate value of $31,000 to Phoenix Lending and Leasing in consideration for entering into an equipment financing relationship pursuant to which we financed $1,200,000 of equipment.

     (2) An aggregate of 5,476,192 shares of Series D Preferred Stock at $3.15 per share in August 1998 to Affinity Trust, K.B. Chandrasekhar and Sukanya Chandrasekhar, Citicorp, David A. Duffield Trust Dated July 14, 1988, Huret Family Partners, L.P., Information Technology Ventures, L.P., Integral Capital Partners IV MS Side Fund, L.P., Integral Capital Partners IV, L.P., ITV Affiliates Fund, L.P., Mayfield Associates Fund III, Mayfield VIII, Mindful Partners, New Enterprise Associates VII, Limited Partnership, RRE Investors Fund, L.P., RRE Investors, L.P., Stuart L. Rudick, Margaret L. Taylor and Wendell G. Van Auken & Ethel S. Van Auken Trust.

     (3) An aggregate of 808,780 shares of common stock with a value of $2,548,000 in connection with the acquisition of 100 percent of the shares of Panttaja Consulting Group, Inc. in December 1998.

     (4) An aggregate of 200,000 shares of common stock at $0.65 per share in December 1998 to West Shell, III.

     (5) An aggregate of 5,278,283 shares of Series E Preferred Stock at $6.82 per share in March, April and June 1999 to 5S Ventures, LLC, Affinity Trust, American Express, Mari Baker, Black Marlin Investments, LLC, Chancellor Private Capital Offshore Partners I, C.V., Chancellor Private Capital Offshore Partners II, L.P., Chancellor Private Capital Partners III, L.P., Citicorp Strategic Technology Corp., David A. Duffield Trust Dated July 14, 1988, Robin and Chris Donohoe, Drake & Co for the account of Citiventure 96, Drake & Co for the account of Citiventure III, Draper Fisher Associates Fund IV, L.P., Draper Fisher Partners IV, L.P., Draper Richards Management Company, Draper Richards, L.P., Tracy Flynn, Glynn Ventures IV, L.P., Huret Family Partners, L.P., Information Technology Ventures, L.P., Integral Capital Partners IV MS Side Fund, L.P., Integral Capital Partners IV, L.P., ITV Affiliates Fund, L.P., Mayfield Associates Fund III, Mayfield VIII, Mindful Partners, MSD Portfolio L.P. Investments, NEA President's Fund, L.P., New Enterprise Associates VII, Limited Partnership, P. William Parish, RRE Investors Fund, L.P., RRE Investors, LP, Stuart L. Rudick, Rhonda Sinbaldi, Spinnaker Clipper Fund, LP, Spinnaker Founders Fund, LP, Spinnaker Offshore Founders Fund, Cayman Limited, Spinnaker Technology Fund, L.P., Spinnaker Technology Offshore Fund, Ltd., Starwood Hotels & Resorts Worldwide, Inc., Margaret L. Taylor, TWP Netcentives Investors, Wendell G. Van Auken & Ethel S. Van Auken Trust, Vermeer Investments, LLC, Wasatch Venture Fund and The William H. Draper Revocable Trust.

     (6) Warrants to purchase 150,000 shares of common stock at $8.00 per share in July 1999 to Infoseek Corporation.

     (7) An aggregate of 100,000 shares of common stock with a value of $1,000,000 in connection with the hiring of an employee in August 1999.

     (8) Warrants to purchase 85,000 shares of common stock at $11.00 per share in September 1999 to United Airlines.

     (9) Warrants to purchase 100,000 shares of common stock at $11.00 per share in October 1999 to US Airways.

     (10) An aggregate of 1,560,000 shares of common stock with a value of $82,000,000 in connection with an agreement with America Online, Inc.

     (11) An aggregate of 153,058 shares of common stock with a value of $10,200,000 in connection with the acquisition of 100 percent of the shares of MaxMiles, Inc. in January 2000.

     (12) An aggregate of 335,532 shares of common stock with a value of $16,300,000 and 36,000 shares valued at $1,700,000 in connection with the acquisition of 100 percent of the shares of UVN Holdings, Inc., SHC Venture, LLC, and the outstanding minority interest in UVN's majority owned subsidiary Universal Value Network, LLC (collectively "UVN") in March 2000.

     (13) An aggregate of 6,282,289 shares of common stock with a value of $308,790,000 in connection with the acquisition of 100 percent of the shares of Post Communications, Inc. in April 2000.

     (14) An aggregate of 1,694,492 shares of common stock with a value of $39,874,000 in connection with an agreement with CMGI, Inc.

     (15) Warrants to purchase 15,000 shares of common stock at $3.94 per share in December 2000 to Silicon Valley Bank in consideration for entering into an equipment financing relationship pursuant to which we financed $2,500,000 of equipment.

     (16) An aggregate of 7,586,866 options to purchase shares of common stock at an average exercise price of $7.44 per share to our employees and consultants. In general, 1/8 of the shares of common stock subject to these options vest after six months and the remainder vests in equal monthly installments for 42 months thereafter. The term of each option is ten years.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

Issuances numbered one through four and six through sixteen were deemed to be exempt from registration (under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering.) Issuance number five was deemed exempt in reliance upon Regulation D of the Securities Act. Issuances numbered four, and sixteen, to our founders, executives, employees and consultants, are also exempt from registration pursuant to Rule 701 promulgated under the Securities Act. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends where affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth summary consolidated financial information and data for the years indicated.

                                                                                                 June 21, 1996
                                                                 Years Ended                    (Inception) to
                                                                December 31,                      December 31,
                                                  -------------------------------------------------
                                                       2000         1999         1998        1997        1996
                                                  -------------------------------------------------------------
Consolidated Statements of Operations Data:                (In thousands, except per share amounts)
Revenues:
   Product                                         $  10,459     $    859    $     64     $     -      $     -
   Program-related services                           13,495        1,548         583           9            -
   Direct marketing services                          11,353        1,115           -           -            -
   Technical and marketing consulting services         7,547        4,319           -           -            -
                                                  -------------------------------------------------------------
          Total revenues                              42,854        7,841         647           9            -
                                                  -------------------------------------------------------------

Costs and expenses:
   Cost of product revenues                            9,335          968          59           -            -
   Program-related services, marketing and
         support cost                                 38,660       21,551       7,293       1,496          102
   Cost of direct marketing services                   5,935          616           -           -            -
   Cost of technical and marketing
     consulting services revenues                      3,960        3,056           -           -            -
   Research and development                           12,280        5,083       3,383       1,505           63
   Selling, general and administrative                34,772       10,635       3,134       1,210          108
   Amortization of deferred stock compensation,
     supplier stock awards and intangibles            88,178       14,433       1,186          63            -
                                                  -------------------------------------------------------------
              Total costs and expenses               193,120       56,342      15,055       4,274          273
                                                  -------------------------------------------------------------

   Loss from operations                             (150,266)     (48,501)    (14,408)     (4,265)        (273)
   Interest income, net                                3,185        1,673         297          85            7
   Income in equity investee                             454            -           -           -            -
   Realized loss on marketable securities            (37,570)           -           -           -            -
                                                  -------------------------------------------------------------

   Net loss                                        $(184,197)    $(46,828)   $(14,111)    $(4,180)     $  (266)
                                                  =============================================================

   Net loss per share- basic and diluted           $   (4.73)    $  (4.99)   $  (8.58)    $ (5.70)     $ (0.97)
                                                  =============================================================

   Shares used in computing per share amounts
        - basic and diluted                           38,924        9,376       1,644         734          273
                                                  =============================================================

   Pro forma net loss per share on a converted
         basis - basic and diluted (1)                           $  (1.95)   $  (1.05)
                                                               ============  ==========

   Shares used in computing pro forma per share
        amounts on a converted basis (1)                           24,020      13,422
                                                               ============  ==========

(1) Gives retroactive effect to the conversion of all outstanding shares of preferred stock into common stock which occurred upon the completion of the Company's initial public offering, as if it had occurred as of the beginning of 1998.



                                                                    As of December 31,
                                                  -----------------------------------------------------
Consolidated Balance Sheet Data:                     2000       1999      1998      1997       1996
                                                  -----------------------------------------------------
                                                                     (In thousands)
Cash and equivalents                                $ 31,670   $ 75,290  $ 13,651   $ 6,608    $ 1,118
Working capital (deficiency)                          (2,637)    71,771     9,923     6,348      1,027
Working capital excluding deferred revenue            29,530     81,832    11,829     6,407      1,027
Total assets                                         376,212    104,701    21,935     8,549      1,225
Deferred revenues--product and services               32,167     10,061     1,906        59          -
Long-term obligations                                  4,255      1,234     1,233       196          -
Total stockholders' equity                           316,201     84,264    14,334     7,128      1,146

Additional Operating Data:

A reconciliation of combined loyalty currencies activity for the merchant-based ClickRewards program, Custom Loyalty programs, Enterprise Incentive programs and Registered Card program, deferred revenue-product and non-revenue points awarded by Netcentives follows:

                                                           Years Ended
                                                           December 31,
                                                --------------------------------
                                                    2000       1999       1998
                                                -----------  ---------  --------
                                                          (in thousands)
Loyalty currencies activities (number of points):
   Beginning balance                               347,147     62,495     2,130
   Awarded by merchants                          2,084,777    211,943    48,554
   Redeemed by members                            (602,708)   (43,529)   (3,184)
   Sold to merchants not yet awarded, net (1)      134,097    117,831    24,895
   Expired (2)                                    (162,134)    (1,593)   (9,900)
                                                -----------  ---------  --------
   Ending balance                                1,801,179    347,147    62,495
                                                ===========  =========  ========

    In circulation (3)                           1,550,911    231,069    45,603
                                                ===========  =========  ========

Deferred Revenues--Product:
   Beginning balance                              $  6,489    $ 1,250   $    43
   Awarded by merchants                             24,683      4,141       971
   Redeemed by members                             (10,452)      (860)      (64)
   Sold to merchants not yet awarded, net (1)          184      1,990       498
   Expired (2)                                      (3,243)       (32)     (198)
                                                -----------  ---------  --------
   Ending balance                                 $ 17,661    $ 6,489   $ 1,250
                                                ===========  =========  ========

Non-revenue points awarded by Netcentives (4):
   Points outstanding at end of period             104,378    121,946    27,508
                                                ===========  =========  ========

   Accrued redemption costs                       $  1,931    $ 2,256   $   509
                                                ===========  =========  ========


(1) In general, merchants are required to purchase points in advance before awarding them to consumers. This represents the buying activity, net of awards to members, of our merchants.

(2) Some points purchased by merchants must be awarded within specified periods and cannot be refunded. In addition, certain programs require the member to redeem within a certain time or they forfeit their redemption rights. This represents the number of points which either expired unawarded or in members accounts and the amounts recorded as revenue at that time

(3) In circulation represents that portion of the outstanding loyalty currency points awarded by merchants and still held by members. Upon redemption of these points, Netcentives will recognize the related product revenue component.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

San Francisco-based Netcentives Inc. is a leading provider of loyalty and direct marketing solutions. The company delivers a broad suite of programs for relationship marketing technologies and services to enable its Global 2000 client base to drive customer, employee and partner behavior and maximize the long-term economic value of these relationships. These programs include consumer, employee and business loyalty solutions; customized email marketing; and consulting services.

From organization in 1996 until March 1998, our operations consisted primarily of various start-up activities, such as research and development, personnel recruiting, capital raising and trial sales of our products with initial customers. We launched the merchant-based ClickRewards program in March 1998 and began recognizing revenue from non-trial program sales in April 1998. We launched our first Enterprise Incentive program in January 1999 and our first Custom Loyalty program in July 1999. In the year ended December 31, 2000, we derived most of our revenue from our merchant-based ClickRewards programs, Enterprise/Corporate Incentives programs, and the Direct Marketing Solutions.

Since inception, Netcentives has grown both organically and through acquisitions. Netcentives acquired Panttaja Consulting Group, Inc. in December 1998 in order to provide technical and marketing consulting services to Netcentives' clients. In January 2000, Netcentives acquired MaxMiles, Inc., a provider of personal aggregation technologies. In March 2000, Netcentives acquired UVN Holdings, Inc. (UVN), whose technologies enable Netcentives to transparently track and verify credit card purchasing, and to award reward points across multiple companies and multiple channels, whether it be through store, catalog or online. Finally, in April 2000, we acquired Post Communications, Inc. to deliver a platform for email direct marketing.

How our Programs Work

We have focused our business strategy on providing loyalty solutions and services to our clients both online and offline. Our most established rewards currency is ClickMiles, which we sell to merchants who become part of the merchant-based ClickRewards program. These merchants, in turn, award these ClickMiles to consumers as purchase, loyalty and other incentives. ClickMiles are redeemable for, among other things, frequent flyer miles on major airlines at a ratio of one frequent flyer mile for each ClickMile. We have also developed and continue to develop customer branded loyalty and rewards currencies for large Internet merchants, portals, content sites and other business customers. We sell these custom currencies to our customers, who then distribute them under their own brands. The custom loyalty currencies are redeemable for items specific to the customer for whom the currency has been developed and, in certain cases, are exchangeable for ClickMiles. During the past several quarters, we have expanded our capabilities to offer offline loyalty programs through the Registered Card program and technology acquired in the UVN acquisition. We also offer email marketing services through our acquisition of Post Communications.

Custom Loyalty Programs and Enterprise Incentive Programs. In 1999, we expanded the flexible technology platform of our ClickRewards program to meet the marketing needs of large portals and financial institutions with large constituencies, and to enable large enterprises to motivate and reward their employees, channel partners, and other stakeholders via intranets and extranets. These Custom Loyalty programs and Enterprise Incentive programs are delivered on both a fully configured "turn key" basis as well as on a separately-priced basis, and are powered by Netcentives' secure and scalable technology. We may separately charge these customers for various relationship management and other services including transaction management, promotional consulting, direct marketing services and integration and maintenance of our enabling software.

Merchant-based ClickRewards. Merchants who participate in the merchant-based ClickRewards program receive the benefit of our promotion of the ClickRewards brand and network, which includes direct links to the merchants' sites from our ClickRewards web page. We also provide merchants who participate in the merchant-based ClickRewards program with a variety of related marketing and promotional services. These services include promotional consulting, direct marketing services to our member base and integration and maintenance of our enabling software. Depending on the specific relationship we have with the merchant, we may either include some of these services in our ClickMiles pricing or we may price them separately. To the extent that services are bundled with ClickMiles, we increase the price of the ClickMiles package to reflect the value of these services.

Registered Card Program. In March 2000, the Company acquired UVN, which operates the Registered Card program, which allows businesses to recognize and reward purchase behavior both online and offline in permission based programs.

Direct Marketing. In April 2000, the Company acquired Post Communications. Through Post Communications, the Company offers customized email marketing services including the marketing strategy, program design, production and technologies required to retain customers and drive sales.

Each Netcentives program can be supported by our promotional management services such as account monitoring, reporting, reward fulfillment, customer service support, customized e-mail communication services and rewards program aggregation services. In the case of awards transaction processing, we purchase the relevant awards and either have the merchandise delivered to the consumer through third-party fulfillment houses, or in the case of frequent flyer miles offered through the merchant-based ClickRewards program, electronically credit their chosen frequent flyer account. We also provide members with ongoing support to assist them in managing and redeeming their currency.


Significant Transactions in 2000

In January 2000, the Company entered into an agreement with America Online, Inc. ("AOL") under which the Company's rewards technology became the exclusive online support infrastructure for AOL/AAdvantage, AOL's consumer rewards network. In addition, the companies also agreed to create "ICQ ClickRewards" -- a rewards program for ICQ, AOL's online communications community. As part of these agreements, the Company issued AOL 1,560,000 shares of the Company's common stock. The Company has recorded $82.0 million in deferred stock expenses based on the fair value of the stock issued to AOL. A portion of the deferred stock expense will be recorded as an offset to revenue earned by the Company over time related to the AOL program and a portion will be recorded over the three-year agreement period as a non-cash marketing expense related to ICQ ClickRewards. In the year ended December 31, 2000, the Company recorded $22.7 million of non-cash marketing expenses related to the AOL program.

On January 31, 2000, the Company completed the acquisition of all outstanding capital stock of MaxMiles, Inc. ("MaxMiles"), a provider of personal aggregation technologies, in exchange for issuance of 153,058 shares of the Company's common stock valued at $10.2 million and options to purchase 21,922 shares of the Company stock at prices ranging from $.03 to $10.44 per share, of which 17,388 were vested at the date of the acquisition and have been included as part of the acquisition price at their fair value of $1.1 million. The remaining 4,534 unvested options have been recorded as deferred stock expense in the amount of $254,000 and will be amortized over the remaining three-year vesting period.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of MaxMiles since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $11.1 million, internal use software of $245,000 and assembled workforce of $121,000. For the year ended December 31, 2000, the Company recorded $3.5 million for amortization of these intangibles, which are amortized over their useful lives of two to four years.

In February 2000, we entered into an agreement with Nortel Networks Limited in Canada to provide an Enterprise Incentive program enabling Nortel to reward and recognize its employees on a global basis. In fiscal year 2000, Nortel represented approximately 25% of total revenues. (See Item 7, Subsequent Events and Note 17 to the Consolidated Financial Statements.)

On March 3, 2000, the Company completed the acquisition of all outstanding capital stock of UVN Holdings, Inc., SHC Venture, LLC, and the outstanding minority interest in UVN's majority owned subsidiary Universal Value Network, LLC (collectively, "UVN"). UVN's business utilizes payment card data to recognize and reward online and offline purchasing behavior. The total purchase price includes the issuance of 335,532 shares of the Company's common stock valued at approximately $16.3 million, cash payments totaling approximately $4.9 million (including approximately $2.1 million of transaction costs), and 36,000 shares of the Company's common stock valued at approximately $1.7 million to extinguish certain debt of UVN. The acquisition also gives the Company a 49% equity ownership in Golden Retriever Systems, LLC which maintains connectivity to information on approximately 90% of U.S. sources of payment card transactions including data from payment card processors, merchant acquiring banks and merchants. Vital Processing Services, LLC has the right to require that we purchase all of their 51% equity interest in Golden Retriever Systems, LLC for $10.0 million. The Company has issued or will issue an additional 48,882 shares of common stock to former shareholders of UVN over the 24 month period subsequent to the acquisition.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of UVN since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $17.1 million, internal use software of $500,000, investment in GRS of $7.7 million, assembled workforce of $40,000 and sales channel and customer relationships of $296,000. For the year ended December 31, 2000, the Company recorded $4.3 million for amortization of these intangibles, which are amortized over their useful lives of five years.

On April 7, 2000, the Company completed the acquisition of all outstanding capital stock of Post Communications, Inc. ("Post"), a provider of customized email marketing services, in exchange for the issuance of 6,282,289 shares of the Company's common stock valued at $308.8 million and options to purchase 316,908 shares of the Company's common stock at prices ranging from $.36 to $16.76 per share. Of these options 23,481 were unvested at the date of acquisition and have been recorded as deferred stock expense in the amount of $2.2 million and will be amortized over the remaining three year vesting period. There were 293,427 options vested at the date of acquisition and have been included as part of the acquisition price at their fair value of approximately $13.6 million.

This acquisition was accounted for as a purchase, and accordingly, the results of operations of Post since the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill of $294.1 million, internal use software of $10.2 million, customer relationships of $8.7 million and assembled workforce of $3.4 million. For the year ended December 31, 2000, the Company recorded $59.3 million for amortization of these intangibles, which are amortized over their useful lives of four years.

In all the acquisitions completed in 2000, the sales, research and development, and operations of these companies have been integrated into the Company.

On April 10, 2000, the Company announced an agreement to create an online loyalty program for the CMGI network and its 70 member companies. As part of this relationship, CMGI received approximately 4.9% or 1,694,492 shares of the Company's outstanding common stock with a value of approximately $39.9 million. The Company also received, in exchange for its shares, 425,317 shares of CMGI outstanding common stock with a value of approximately $39.9 million. These shares are restricted from being resold until April 2001 and were recorded as Marketable Securities on the Company's balance sheet. At December 31, 2000, the Company determined that the decline in value of these shares was other than temporary and valued these at market value recording a $37,570,000 realized loss. During the fourth quarter of 2000, the Company and CMGI agreed to end their loyalty network arrangement, with the opt-in transition of existing members from the AltaVista Rewards program to the ClickRewards program.

How We Recognize Revenues

Most of our revenues to date have been derived from the sale of rewards and loyalty currencies. In the years ended December 31, 2000, 1999 and 1998,
revenues   from  these  sales  were  56%,  31%  and  100%  of  total   revenues,
respectively. Due to the complex nature of revenue recognition and the significance of these revenues to our total revenues, a detailed explanation of the revenue recognition for these items follows.

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

A merchant or custom loyalty customer typically purchases currencies from us before awarding them. Upon the sale of our loyalty currencies, we allocate these revenues between the product component, and the program-related services components. The product component of revenues is deferred until the member redeems the currency for his or her selected reward. At the time of redemption, we recognize the product component of revenues and the associated cost of revenue based on the actual cost of the redemption reward. The revenue related to the services component of the currency sale is deferred until the sale of the currency becomes non-refundable, which in the merchant-based ClickRewards program has historically been upon award of the currency to a consumer by the merchant. Services revenues relating to separately-priced services are recognized when these services are delivered. The remaining portion of services revenues is recognized ratably over the period during which these services are provided. For all ClickMiles sold through December 31, 2000, this service period has been initially calculated for the maximum life of the ClickMile based on its expiration date. To the extent ClickMiles are redeemed prior to expiration, the remaining unamortized amount of deferred services revenues is recognized at the time of redemption.

Currently, ClickRewards merchants buy ClickMiles in advance based on their anticipated needs. New merchants are required to purchase a minimum of 1,400,000 ClickMiles. On an ongoing basis, each merchant is required to purchase ClickMiles in quantities at least equal to its expected monthly usage and to maintain a minimum balance generally equal to its expected bi-weekly usage. We determine each merchant's expected usage based on past trends and forecasted requirements in active promotions. These ClickMiles are non-refundable and will expire if not awarded by the merchant within a six-month period. The merchant services portion of revenues of any ClickMiles sold under these arrangements is amortized over the maximum period during which the merchant may use the ClickMiles. The member services component of revenues continues to be amortized over the expected life of the ClickMile.

If loyalty currency points expire or are forfeited, we recognize the remaining amount of deferred product and program-related services revenues at the time of expiration or forfeiture. Since we do not have sufficient experience concerning the redemption or forfeiture of currency points, we cannot currently predict in which periods we will recognize these revenues.

We typically sell our loyalty currency products and related services to merchants or custom clients for cash. However, from time to time, in connection with promoting the merchant-based ClickRewards program, we also sell ClickMiles to our merchants for non-cash consideration, such as advertising and merchandise. The revenue from the sale of these ClickMiles is accounted for on the same basis as cash sales and the value of the advertising or merchandise is recorded as an expense or a prepaid asset as appropriate. In 2000, approximately $430,000 of advertising expense was recorded under these arrangements, of which 82% was transacted with three merchants. In 1999, approximately $1.0 million of advertising expense was recorded under these arrangements, of which 86% was transacted with three merchants. In 1998, approximately $956,000 of advertising expense was recorded under these arrangements, of which 74% was transacted with two merchants.

We also derive program-related service revenues from the initial set-up fees received from some of our Custom Loyalty programs. We recognize these set-up fees and related costs over the minimum life of the Custom Loyalty program contract. Additionally, we derive program-related service revenues from currency point expirations and from licensing activities. In the years ended December 31, 2000 and 1999, we recognized $4.3 million and $295,000, respectively, of revenues related to these activities.

Direct marketing services

The Company recognizes revenue related to email marketing services as the services are provided. Revenue and related costs associated with the initial set-up of client email marketing programs are recognized over the minimum life of the client contract, beginning on the launch date of the email program. Deferred project revenues and costs represent amounts associated with the initial set-up of client email programs which have not been recognized at the balance sheet date.

Technical and marketing consulting services revenues

Netcentives Consulting provides professional services that complement Netcentives programs and hosted operations to deliver loyalty solutions to our customers. These services include strategy, design and launch services which enable customers to move quickly from business concepts to successful programs and solutions. Netcentives Consulting works closely with customers to apply expertise in loyalty strategy, relationship marketing, creative design, and technology, coupled with Netcentives' core technology, to achieve customers' business objectives.

Results of Operations

Years Ended December 31, 2000, 1999 and 1998

Revenues

Total revenues increased to $42.9 million in 2000 from $7.8 million in 1999 and $647,000 million in 1998. The increases in revenues from 1998 to 1999 were primarily a result of increased technical consulting service revenues related to the acquisition of Panttaja Consulting Group in December 1998 and the growth of our merchant-based ClickRewards program launched in March 1998. The increases in revenues from 1999 to 2000 were primarily a result of growth of our merchant-based ClickRewards program, the growth in the Enterprise Incentives business, and the addition of Post Communications, Inc. in the second quarter of 2000. Product revenues reflect the redemption of currency points for awards during the year and increased to $10.5 million in 2000 from $859,000 in 1999 and $64,000 in 1998. Consumers redeemed 602.7 million currency units in 2000, 43.5 million currency units in 1999, and 3.2 million currency units in 1998.
Program-related service revenues were $13.5 million in 2000, $1.5 million in 1999, and $583,000 in 1998. The increases in program-related revenues were primarily due to growth in the merchant-based ClickRewards program, the Custom Loyalty programs, and Enterprise Incentive programs. Program-related revenues for the year ended December 31, 2000 included $2.9 million related to consumer point expirations and $1.2 million related to licensing fees. Direct marketing services revenues increased to $11.4 million in 2000 from $1.1 million in 1999. This increase was primarily due to the business activity of Post Communications subsequent to the date of acquisition. Technical and marketing consulting services revenues were $7.5 million in 2000 and $4.3 million in 1999. The increase in technical and marketing consulting services revenues was due to having more consulting engagements, including marketing consulting engagements with AOL in 2000.

Cost of Product Revenues

Cost of product revenues represents the actual cost of awards selected by members in exchange for currency points. Cost of product revenues was $9.3 million in 2000, $968,000 in 1999, and $59,000 in 1998, respectively. The cost of product revenues represented 89%, 113% and 92% of product revenues for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in cost of product revenues was a result of the increased redemption of currency points by members, which was principally related to the increased number of currency points outstanding. The negative product margin in 1999 was principally related to a special promotion offered in July 1999 during which we offered our members the ability to redeem their outstanding ClickMiles for frequent flyer miles on a two-for-one basis. As a result of this offer, we incurred approximately $138,000 of additional product costs during the year ended December 31, 1999.

Program-Related Services, Marketing and Support Costs

Program-related services, marketing and support costs represents the costs of marketing services provided for the merchant-based ClickRewards program, as well as costs incurred to support merchants and members in the Network. These costs consist primarily of compensation and related costs for marketing and sales personnel, advertising and marketing for the merchant-based ClickRewards program, merchant account and rewards supplier management, product management activities and ClickMiles issued to acquire new members for the merchant-based ClickRewards program. Program-related marketing and support costs were $38.7 million in 2000, $21.6 million in 1999, and $7.3 million in 1998. The increase between 2000 and 1999 relates to increased marketing and consumer support personnel expenses of $14.1 million, and an increase in allocated facilities and office expenses of $5.9 million, offset by a decrease in advertising and promotions expenses of $4.8 million associated with the merchant-based ClickRewards program. The increase between 1999 and 1998 was primarily the result of increased marketing and consumer support personnel expenses of $3.7 million, member acquisition costs of $2.2 million, and advertising and promotions expenses of $5.2 million associated with the promotion of the merchant-based ClickRewards program. We expect maintain our marketing expenditures, particularly those related to acquiring members for the merchant-based ClickRewards program, advertising and promoting our brands and products, recruiting additional marketing personnel and managing programs for our Custom Loyalty program and Enterprise Incentive program customers.

Cost of Direct Marketing Services Revenues

Cost of direct marketing services consists of costs related to the delivery of email marketing program services. The cost of direct marketing services was $5.9 million in 2000 and $616,000 in 1999. These costs are primarily due to business activity of Post Communications subsequent to the date of acquisition. Costs of direct marketing services represented 52% and 55% of direct marketing services revenues for the years ended December 31 2000 and 1999, respectively.

Cost of Technical and Marketing Consulting Services Revenues

Cost of technical and marketing consulting services consists of the personnel and overhead costs incurred in connection with providing technical and marketing consulting services. There were no technical and marketing consulting services provided in 1998 and therefore no cost of technical and marketing consulting services revenues during that year. Cost of technical and marketing consulting services totaled $4.0 million for the year ended December 31, 2000, and $3.1 million for the year ended December 31, 1999. These expenses were related to technical consulting services provided by Netcentives Professional Services and delivering marketing consulting services in the year ended December 31, 2000. Cost of technical and marketing consulting service revenues were 52% and 71% of technical and marketing consulting services revenues in 2000 and 1999. This decrease in costs as a percentage of revenues was due to the Company utilizing fewer high-cost consultants and achieving a higher rate of utilization on its internal resources in the year ended December 31, 2000 as compared to the comparable period in 1999.

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development personnel, including independent contractors and consultants, software licensing expenses and allocated operating expenses such as site hosting, web site production, facilities expenses, and equipment costs. Research and development expenses were $12.3 million in 2000, $5.1 million in 1999 and $3.4 million in 1998, respectively. These increases were primarily the result of an increase in expenses for enhancements to the merchant-based ClickRewards program, as well as initial development efforts relating to our Custom Loyalty programs and Enterprise Incentive programs, and the addition of Post Communications in the second quarter of 2000. The largest component of the increases was the growth in compensation and related staff expenses. These expenses increased by $1.9 million between 2000 and 1999 and by $1.3 million between 1999 and 1998. We expect to continue to increase research and development spending in absolute dollars as we develop new products and maintain existing products.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses, sales commissions, treasury expenses, accounting and administrative expenses, professional fees, and other selling and corporate expenses. Selling, general and administrative expenses were $34.8 million in 2000, $10.6 million in 1999 and $3.1 million in 1998. The increases from period to period were primarily the result of increased sales efforts to enroll merchants into the merchant-based ClickRewards program, increased business development efforts for our Custom Loyalty program, increased general and administrative personnel and increased facilities and office costs and the addition of Post Communications in the second quarter of 2000. The largest component of the increase was the growth in compensation expense and related staff costs as a result of increased staffing levels which increased by $12.1 million between 2000 and 1999. There was also an increase of $6.1 million in facilities and office expenditures for the year ended 2000 as compared to 1999. We expect selling, general and administrative expenses to increase in absolute amounts over the course of the next twelve months.

Amortization  of  Deferred  Stock   Compensation,   Supplier  Stock  Awards  and
Intangibles

Amortization of deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants, and the deemed fair market value of our common stock at the time of these grants. This difference is amortized over the vesting period for such grants, which is typically four years. Amortization of deferred stock compensation was $2.2 million in 2000, $4.1 million in 1999 and $296,000 in 1998. These amounts resulted from amortization of deferred stock compensation related to stock option grants and stock awards granted in 1999 and 1998.

Amortization of supplier and other stock arrangements represents the cost of warrants granted to certain airlines and other rewards suppliers in return for exclusivity and the cost of stock related to the ICQ ClickRewards program. Expenses related to contingent stock warrants granted to certain airlines and other partners and the stock issued related to the ICQ ClickRewards program was $17.0 million in 2000, $8.6 million in 1999, and $811,000 in 1998. Because the vesting of certain awards is subject to these rewards suppliers maintaining the exclusivity of the arrangement with Netcentives, the valuation of the warrants is not finalized until the vesting date. As a result, the charge relating to supplier stock awards may increase over remaining vesting periods through 2001.

In December 1998, we acquired the Panttaja Consulting Group in a transaction that was accounted for as a purchase. The resulting intangibles of $3.5 million recorded in the acquisition were amortized over two years. In January 2000, we acquired MaxMiles in a transaction accounted for as a purchase. The resulting intangibles of $11.5 million recorded in the acquisition are being amortized over an estimated useful life of three years. In March 2000, we acquired UVN in a transaction accounted for as a purchase. The resulting intangibles of $25.7 million recorded in the acquisition are being amortized over an estimated useful life of five years. In April 2000, we acquired Post Communications in a transaction accounted for as a purchase. The resulting intangibles of $316.3 million recorded in the acquisition are being amortized over an estimated useful life of four years. In the years ended December 31, 2000, 1999 and 1998, we incurred $68.9 million, $1.8 million and $79,000 of expense related to amortization of these intangibles.

Interest Income, Net

Interest income primarily represents interest earned on short-term investments in highly-liquid debt instruments with a maturity at time of purchase of three months or less. Interest income, net, was $3.2 million in 2000, $1.7 million in 1999, and $297,000 in 1998. The increase was a result of increased cash balances from the private placement of preferred equity securities in 1998 and 1999 and from the initial public offering in October 1999, offset in part by an increase in interest expense relating to capital leases and other financing arrangements. Interest income increased to $4.1 million from $2.0 million and $441,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest expense increased to $900,000 from $305,000 and $144,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Income Taxes

We have recorded losses since inception and therefore recorded no provision for income taxes for the years ended December 31, 2000, 1999 and 1998.

Net Loss

Net loss increased to $184.2 million in 2000, from $46.8 million in 1999 and $14.1 million in 1998. The increases in net loss were primarily due to an increase in revenues of $35.0 million offset by an increase in operating costs and expenses of $136.8 million and a realized loss on marketable securities of $37.6 million between the years ended December 31, 2000 and December 31, 1999, and an increase of $41.3 million in operating costs and expenses between the years ended December 31, 1999 and December 31, 1998.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the private placement of preferred equity securities, through which we had raised net proceeds of $63.7 million through December 31, 2000, and from an initial public offering in the fourth quarter of 1999, which raised net proceeds of $68.8 million. We have also financed our operations through equipment lease financing and bank borrowings. As of December 31, 2000, we had outstanding equipment lease financing and bank borrowings totaling $8.1 million. We have no other available lines of credit or credit available under existing arrangements.

Cash used in operations was $21.7 million and $22.2 million for the years ended December 31, 2000 and 1999 respectively. The cash used was primarily the result of our operating losses in these periods. Cash used in operations primarily reflected cash received from customers of $60.3 million and $13.7 million in the years ended December 31, 2000 and 1999, respectively, offset by cash paid to suppliers and employees of $85.3 million and $37.6 million in the same periods.

We initially defer recording revenue at the time we sell our loyalty currencies, even though we have generally received cash up front from our customers for these sales. A significant portion of revenue is not recognized until the consumer redeems the currency. The remaining revenue is recognized on a ratable basis over the periods in which marketing and support services are provided to merchants and members. As a result of this accounting method, the cash received from customers is substantially greater than the amount of revenues reported for these periods. The difference in these amounts is reflected primarily as an increase in the amount of deferred revenues for products and services shown on our consolidated balance sheet. Total deferred revenues increased on a net basis from cash transactions by $21.1 million during the year ended December 31, 2000 and by $7.1 million during the year ended December 31, 1999.

Cash paid to suppliers and employees was significantly less than costs and expenses reported for these same periods. This resulted from non-cash charges relating to depreciation, the amortization of deferred stock compensation, supplier stock awards and intangible assets arising from the acquisitions of Panttaja Consulting Group, MaxMiles, UVN and Post Communications, and the use of ClickMiles in lieu of cash to pay for certain expenses. Non-cash amortization charges totaled $77.3 million and $4.4 million in the years ended December 31, 2000 and 1999, respectively. The use of ClickMiles in lieu of cash to pay for certain expenses resulted in the deferral of cash payments of $430,000 and $1.0 million during the years ended December 31, 2000 and 1999, respectively.

Investments in property and equipment were $25.5 million and $9.7 million in the years ended December 31, 2000 and 1999, respectively. This increase was due to additional capital expenditures incurred as a result of the build-out and furnishing of the Company's headquarters and due to the Company's purchasing more equipment as a result of headcount increases. Cash provided by financing activities was $4.3 million and $104.3 million in the years ended December 31, 2000 and 1999, respectively. Cash was provided by sales of preferred stock of $35.1 million in the year ended December 31, 1999 and through the Company's initial public offering in October and November 1999. Total net proceeds received from the sales of stock in connection with the initial public offering were approximately $68.8 million.

At December 31, 2000, we had 1.8 billion currency points outstanding, including ClickMiles (that are issued in the ClickRewards and Enterprise Incentive programs), Custom Loyalty program points and Registered Card program points, which had been sold to merchants and clients (of which 1.6 billion had been awarded to members and are in circulation). The December 31, 2000 balance sheet includes $17.7 million of deferred revenues relating to the product component of this currency, which will be recognized as revenue at the time of redemption. Other than barter exchanges, we have already generally received cash from our merchants and clients relating to these points, which is unrestricted and which we can use for any corporate purpose. In addition, an additional 104.4 million currency points that had been issued by us to pay for expenses in lieu of cash were outstanding. As of December 31, 2000, we had an accrued liability of approximately $1.9 million for the estimated cost of redemption of these points. These points expire if not redeemed by December 31 in the second year following the award. Although we have purchased some frequent flyer miles in advance, most of the funding to pay for the costs associated with these product redemption liabilities must come from available cash resources at the time of redemption. Although these liabilities are reflected as current liabilities in our balance sheet, the timing of the related liability is controlled by the actual redemptions, which could occur in irregular patterns until expiration. Because we cannot control the timing of our members' decision to redeem points, should the rate of redemption of points exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

At December 31, 2000, we had cash and equivalents totaling $31.7 million, short-term investments totaling $11.6 million and restricted marketable securities totaling $2.4 million. We anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 1, 2000, although earlier adoption is permitted. The Company has determined the impact of adopting SAB 101 is not material.

The Emerging Issues Task Force ("EITF") is reviewing an issue, Issue No. 00-22, "Accounting for 'Point' and Other Loyalty Programs," that is closely related to our currency related programs and the way revenue is recognized for these types of programs. We understand that the EITF will provide guidance on this issue sometime in 2001, but a specific date has not been set. When Issue 00-22 is issued, if it requires modification of our present revenue recognition policy, we will adhere to the guidance provided. Without knowing how the EITF will rule on this issue, we are unable to assess the impact of Issue 00-22 at this time.

Subsequent Events

In January 2001, the Company entered into a partnership with seven Japanese companies including Itochu Corporation, Dentsu.com Inc., JCB Co., Ltd., Itochu Techno-Science Corporation, Itochu IT Capital, Inc., cyber communications inc., and EC-One, Inc. to form a joint venture, Customer Loyalty Network K.K. The joint venture will exclusively license from Netcentives certain use of its technology infrastructure and trademarks. In January 2001, the Company invested $431,000 in Customer Loyalty Network KK.

The Company's President, Eric Larsen assumed the role of Chief Executive Officer on March 30, 2001. West Shell III will remain as Chairman of the Board.

On April 2, 2001, the Company announced a cost reduction plan. The plan includes a decline in contract labor, cuts in administrative, travel and capital expenditures, and a reduction in work force of approximately 120 people. As a result of the reduction in force, the Company will be recognizing costs of approximately $700,000 in its second quarter 2001 financial statements.

In addition, due to economic conditions, the Company has seen changes in its relationship with Nortel, which launched their employee-based incentive system powered by the Company in June 2000. While the Company expects Nortel to significantly decrease program volume levels for at least the second quarter, on a longer term basis Nortel has indicated that the program is an important tool for its employee retention and productivity. A copy of the Company's press release is attached as Exhibit 99.1 hereto and incorporated by reference herein.

RISK FACTORS

Business and Financial Risks

If the market for loyalty programs fails to grow or the economy continues to experience a general slowdown, our revenues will not grow at the same rate.

Our success will depend in large part on the continued growth in loyalty programs and email marketing services and, in general, the growth of the economy. We do not have direct control over the adoption and growth of loyalty programs or the growth of the economy. To the extent that the market for loyalty programs and email marketing services does not increase and the economic slowdown continues, our customer base and revenues may not grow. Additionally, any of our customers that are experiencing financial problems may decide that our loyalty solutions and services are discretionary. They may elect to not renew, reduce or halt their relationship with us. This could damage our business.

If the market for loyalty solutions does not evolve as we anticipate, our business will be harmed.

The market for loyalty solutions has only recently developed and is rapidly changing. As is typical for a new and rapidly evolving industry, demand and market acceptance is uncertain, and few proven offerings exist. Moreover, since the market for our loyalty solutions is new and evolving, it is difficult to predict the size of this market or its future growth rate, if any. We cannot assure you that a sufficient volume of merchants will accept online loyalty solutions as an attraction and retention device for consumers or our customer's employees and channels. If the market for loyalty solutions fails to develop, develops more slowly than expected, or becomes saturated with competitors, or if our solutions fail to achieve market acceptance, our business would be harmed.

Loss of our customers may harm our financial results.

In fiscal year 2000, one customer accounted for approximately 25% of our total revenues. The loss of, or significant reduction in sales from, any one of our major customers could have a material adverse effect on our business and results of operations. Also, many businesses have recently been experiencing financial problems. Many Internet-based businesses have closed their doors in the last twelve months. While the majority of our revenue does not come from Internet-based business, the loss of a number of these customers could have a material adverse effect on our business and results of our operations. See Item 7, Subsequent Events and Note 17 to the Consolidated Financial Statements.

We have a history of losses and expect increasing future losses.

We incurred losses of $4.2 million in 1997, $14.1 million in 1998, $46.8 million in 1999 and $184.2 million in 2000. Our net loss was 46,444%, 2,181%, 597% and
430% of our revenues for the years ended December 31, 1997, 1998, 1999 and 2000, respectively. As of December 31, 2000 we had an accumulated deficit of $249.6 million. We currently expect that we will continue to incur losses for the foreseeable future and that the magnitude of these losses will continue to increase. We cannot be sure when or if we will become profitable. We believe that our ability to become profitable will be based on a number of factors, including the other risk factors listed in this section.

Because we have a limited operating history, it is difficult to evaluate our business and prospects.

We have a limited operating history and the loyalty solution industry is new and evolving. As such, our business is subject to certain challenges that a more mature company or a company operating in a more mature industry may not face, such as:

o    we have an unproven business model;
o    members may not redeem loyalty currencies in regular patterns;
o redemptions may exceed our available cash resources and cause fluctuations in our operating results;
o we have some dependence on the expansion of the Internet and the growth of e-commerce; and,
o we expect competition to intensify as new competitors emerge and existing competitors offer new products and services.

Because our business model is unproven, we cannot assure you that our revenue will grow or that we will become profitable.

Our business model depends upon our continuing ability to leverage and to expand multiple revenue streams. The potential profitability of our business model is unproven, and to be successful we must, among other things, develop and market additional products and services to existing customers effectively. Finally, we may be forced by competitive pressures, industry consolidation or otherwise, to change our business model for certain or all of our customers, in which case our financial results could be harmed.

Consumers may not redeem loyalty currencies in regular patterns. If redemptions are higher than we anticipate, our available cash resources could be depleted and our operating results could fluctuate.

We may receive cash from a customer using a custom loyalty solution or a merchant for loyalty currencies months before the consumer earns and subsequently redeems the currency point. However, we typically do not pay for the redemption reward until the consumer redeems the currency point. Therefore, we do not control when we will incur this cash expenditure. As a result, over time, as the number of currency points in circulation increases, we will have increasing liabilities for the potential eventual redemption of these points, and consequently we will need to maintain adequate cash balances for any such future redemptions. Because we have very limited historical data with respect to redemption behavior, we cannot be sure consumers will redeem their points in predictable patterns. If redemption requests are inconsistent with our expectations or exceed our available cash resources, our financial condition could be harmed. We do not currently have unused and available credit facilities or similar sources of external financing. Therefore, if we do not maintain adequate cash reserves we will be obligated to raise additional funds. In addition, because we recognize a portion of our revenues upon redemption by the consumer, unexpected redemptions could cause fluctuations in our operating results and cause our stock price to fluctuate.

Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

Our operating results are likely to vary significantly from period to period. As a result, our operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

We operate in a new, highly competitive market, and our ability to compete successfully against new entrants and established companies could affect our ability to increase our market share and could harm our financial results.

As a provider of loyalty and email marketing solutions, we compete with a variety of business providing acquisition and loyalty programs and direct email marketing. In addition, we generally compete with merchants, financial institutions and card issuers running their own in-house programs and other advertising and promotional programs for a portion of a customer's total marketing budget. Our primary current and prospective competition can be categorized as follows:

o    Points-based loyalty program providers;
o    Enterprise/Corporate Incentive solutions providers;
o    Email marketing services providers;
o    In-house stand-alone solutions addressing the categories listed above.

Many of our competitors have longer operating histories, significantly greater financial, technical and other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could seriously harm our ability to sell additional solutions on terms favorable to us. Competitive pressures could cause us to lose market share or to reduce the price of our solutions, either of which could harm our business, financial condition and operating results.

We believe that the principal competitive factors in our market include:

o    Quality and reliability of services and solutions offered;
o    Scope of supported applications and technology platforms;
o    Scalability of the operational environment supported;
o Extent to which the solutions or services offered provide a complete solution to a potential customer's operations requirements;
o    Engineering and technical expertise and development of automation software;
o    Security and privacy features in delivered solutions;
o    Rapid deployment of solutions or services including ease of installation;
o Quality of customer service and support including ability to support implementation; and,
o    Price.

Although we believe our solutions compete favorably with respect to each of these factors, the market for our solutions is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

If we fail to develop our solutions or services in a timely and cost effective manner, or if our solutions or services do not achieve market acceptance, our business would be seriously harmed.

We may fail to introduce or deliver new releases or new potential solutions or services on a timely and cost-effective basis or at all, particularly given the expansion of our offerings as a result of our recent acquisitions. The life cycles of our solutions or services are difficult to predict because the market for them is new and emerging and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of solutions and services employing new technologies and emerging industry standards could render our existing solutions and services obsolete and unmarketable. In addition, we have experienced delays in the commencement of commercial shipments of our new releases in the past. If new releases or potential new solutions or services are delayed or do not achieve market acceptance, we could experience a delay or loss of revenue and customer dissatisfaction.

To be successful, our solutions and services must keep pace with technological developments and emerging industry standards, address the ever changing and increasingly sophisticated needs of our customers and achieve market acceptance. In developing new products and services, we may:

o    Fail  to  develop  and  market   solutions  or  services  that  respond  to
     technological changes or evolving industry standards in a timely or cost-effective manner;
o Encounter products, capabilities or technologies developed by others that render our solutions and services obsolete or non-competitive or that shorten the life cycles of our existing solutions and services;
o Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new solutions and services; or,
o Fail to develop new solutions and services that adequately meet the requirements of the marketplace or achieve market acceptance.

As a result of the  foregoing  factors,  we could  experience a delay or loss of
revenues  and  customer   dissatisfaction  when  introducing  new  and  enhanced
solutions and services.

Implementation of our loyalty solutions by large customers is complex, time consuming and expensive. We frequently experience long sales and implementation cycles.

The implementation of our loyalty solutions is complex, time consuming and expensive. Our customers must consider a wide range of other issues before committing to acquire our solutions, including benefits, ease of installation, ability to work with existing systems and ability to support implementation. We believe the purchase of our solution is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our solutions require a significant commitment of resources by our customers.

If our supplier relationships are terminated, our competitive position will be harmed.

We believe that our relationships with major airlines, their frequent flyer programs an our merchants are a source of competitive advantage. To the extent we can no longer offer frequent flyer miles from one or more of our current rewards suppliers or products or services from our other suppliers, our business would be harmed.

If the customers of our loyalty solution fail to promote their programs effectively, our revenues could suffer.

Our business model is substantially dependent upon our loyalty solution customers' success in using our loyalty solutions including email services to their consumers, employees or channels. For example, if our merchants do not prominently display ClickRewards offers or do not work with us to create promotional offers that are attractive and understandable to their consumers, their ClickRewards promotions may not be successful, and as a result, we may not be successful. If our customers do not successfully promote their promotional programs, our revenues could suffer.

We do not currently have any unused credit or other external financing facilities. If we are unable to raise additional capital, our business and financial condition may suffer.

Since our inception, we have experienced negative cash flow from operations. We are planning to reach cash flow break even by fourth quarter 2001. We believe that our current capital resources will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, we may be required to raise additional capital, and there can be no assurance that we will be able to raise these funds on reasonable terms, or at all. If we are unable to raise additional capital on reasonable terms, our current stockholders could suffer substantial dilution. In addition, we may be unable to pursue our current strategy, respond to competitive pressures or otherwise conduct our business in the manner in which we have planned. Any of these events would harm our business and financial condition. In addition, Vital Processing Services, LLC has the right to require that we purchase all of their 51% equity interest in Golden Retriever Systems, LLC for $10.0 million. In the event we do not have adequate capitalization to pay for the shares, Vital Processing Services, LLC can require us to sell them our shares of GRS for $7.5 million (subject to adjustments).

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

We utilize the services of Exodus Communications to host our production servers and provide us with telecommunications links. The successful delivery of our services is substantially dependent on our ability and the ability of Exodus to protect our server and network infrastructure against damage from:

o    human error;
o    fire;
o    flood;
o    power loss or unavailability;
o    telecommunications failure;
o    on-line or physical sabotage; and
o    intentional acts of vandalism.

In addition, our primary server and network infrastructure is located in a single location in Northern California, an area susceptible to earthquakes, which could cause system outages or failures if one should occur. Although we have redundant systems for our server and network infrastructure, they are all located at a single site. Despite precautions taken by Exodus and us, the occurrence of other natural disasters or other unanticipated problems at our respective facilities, such as the power problems ongoing in California, could result in interruption in the services we provide or significant damage to our server and network infrastructure. If any of these events occur, interruptions, delays, or the loss or corruption of critical data or cessations in service may result, which could harm our business and financial condition.

System capacity constraints may result in a loss of revenues.

An increase in the use of our products could strain the capacity of our systems, which could lead to slower response time or system failures. System failures or slowdowns adversely affect the speed and responsiveness of our rewards transaction processing. These would diminish the experience for our members and our customer's employees and channels. As a result, we face risks related to our ability to scale up to our expected transaction levels while maintaining satisfactory performance. If our usage of telecommunications bandwidth increases, we will need to purchase additional servers and networking equipment and rely more heavily on Exodus and its services to maintain adequate data transmission speeds. The availability of these products or services may be limited or their cost may be significant.

Software defects or errors could damage our reputation or result in a loss of revenues.

The software that we have developed is complex and may contain undetected errors or defects, especially when newer versions are released. Any errors or defects that are discovered after commercial release or that delay a commercial release could result in lost revenues, errors in member account information, delays in the introduction of new solutions, programs or services, delays in implementation of promotions, customer or member dissatisfaction and damage to our reputation.

Legal Risks

Any disputes regarding the validity of our patents may result in unexpected expenses and management distraction.

The Internet, and specifically the market for e-commerce, loyalty solutions and online advertising, direct marketing and promotions, is characterized by a rapidly evolving legal landscape. A variety of patents relating to this market have been issued in the recent past, including our own patents which relate generally to online incentive award programs. One aspect of our patents is directed to a computer system for implementing an incentive award program, with the computer system including an online product catalog, an online awards catalog and a database for storing account information for each user of the incentive award program. Our patents protect the architecture on which all of our online loyalty products and services are based. We also believe that many current and potential competitive products may use the architecture covered by our patents. Therefore, we believe these patents are important to our business. We believe that several additional, related patents are currently pending. We believe that there will continue to be substantial activity in this area and that litigation may arise due to our attempts or a third party's efforts to enforce their respective patent rights. Indeed, the Company initiated a formal patent licensing program during the year 2000, and we are currently party to litigation as a result of the active enforcement of our patent rights. See, Item 3 entitled "Legal Proceedings" for a description of this litigation.

Also, we may incur further expenses and management attention may be further diverted if additional litigation occurs. In addition, whether or not any claims against us are meritorious, we may be required to enter into license agreements or be subject to injunctive or other equitable relief, any of which would result in unexpected expenses and management distraction.

If we are unable to safeguard the confidential information of our customers, our reputation may be harmed and we may be exposed to liability.

We currently retain highly confidential customer information in a secure data warehouse. We cannot be sure, however, that we will be able to prevent unauthorized individuals from gaining access to this data warehouse. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. Any unauthorized access to our servers could result in the misappropriation of confidential customer information or cause interruptions in our services. It is also possible that one of our employees could attempt to misuse confidential customer information, exposing us to liability. In addition, our reputation may be harmed if we lose customer information maintained in our data warehouse due to systems interruptions or other reasons.

If the delivery of our emails is limited or blocked, then our clients may discontinue their use of our services.

One aspect of our loyalty solution relies on our ability to deliver emails over the Internet through Internet service providers to our customers and their employees and customers. Internet service providers are able to block unwanted messages to their users. In addition, legislative or regulatory action may limit or block our ability to engage in the direct email marketing activities. If such actions were enacted or adopted or blocking activities undertaken by Internet service providers, our clients may discontinue use of our services.

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

The frequent flyer miles and other travel awards that we currently award are the subject of substantial government regulation, including excise taxes. In addition, our rewards are frequently used as prizes in sweepstakes operated by our customers, which are subject to substantial regulation. Finally, as a result of the increasing popularity of the Internet and e-commerce, a number of legislative and regulatory proposals that affect e-commerce are under consideration by federal, state, local and foreign governmental organizations. Thus it is possible that a number of laws or regulations may be adopted with respect to the Internet, e-commerce and online database marketing, direct email marketing. This may result in our customers discontinuing using our services which may impact our profitability.

In the event that our rewards, the promotions operated by our merchants or e-commerce generally becomes the subject of further regulation or taxation, including the taxation of frequent flyer miles received by consumers, this regulation or taxation could have a negative effect on our financial results or our ability to sell our products.

Legislation has recently been enacted in several states restricting the sending of unsolicited commercial email. We cannot assure you that existing or future legislation regarding commercial email will not harm our business. The federal government, several U.S. states, and foreign governments are considering, or have considered, similar legislation. These provisions generally limit or prohibit both the transmission of unsolicited commercial emails and the use of forged or fraudulent routing and header information. Some states, including
California, require that unsolicited commercial emails include opt-out instructions and that senders of these emails honor any opt-out requests.

Our business could be negatively impacted by new laws or regulations applicable to emarketing or the Internet, the application of existing laws and regulations to emarketing or the Internet or the application of new laws and regulations to our business as we expand into new jurisdictions. There is a growing body of laws and regulations applicable to access to or commerce on the Internet. Moreover, the applicability to the Internet of existing laws is uncertain and may take years to resolve. Due to the increasing popularity and use of the Internet, it is likely that additional laws and regulations will be adopted covering issues such as privacy, pricing, content, copyrights, distribution, taxation, antitrust, characteristics and quality of services and consumer protection. The adoption of any additional laws or regulations may impair the growth of the Internet or emarketing, which could, in turn, decrease the demand for our services and prohibit, limit or increase our cost of doing business.

If we are unable to protect our proprietary rights adequately, our competitive position would suffer.

We currently rely on a mixture of patents, copyrights, trademarks, trade secrets and agreements with third parties and employees to protect our proprietary rights. We have patents which relate generally to online incentive award programs. One aspect of our patents is directed to a computer system for implementing an incentive award program, with the computer system including an online product catalog, an online awards catalog and a database for storing account information for each user of the incentive award program. Trademarks of Netcentives include the following: Netcentives, ClickRewards, ClickMiles, Custom Loyalty Programs, Enterprise Incentive Programs, RewardBroker, SecureReward Architecture, the Netcentives logo and the ClickRewards logo. We copyright our Web site content, our software and our sales and promotional literature. Despite our efforts to protect our proprietary rights, unauthorized parties may use aspects of our business model and products and obtain and use information we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of such breaches. We believe that each of these proprietary rights is important to our business in our effort to prevent unauthorized use of our technology and processes and protect our investment in establishing and maintaining our brand. Our competitors may independently develop technologies or business models that are substantially equivalent or superior to ours. We have licensed our patents to MyPoints.com, The Sperry and Hutchinson Company, Enhanced Services Corporation and FreeRide.com LLC, who use these licenses to operate programs which may compete with programs we develop or manage. We may decide to license our patents to other competitors. Furthermore, we may expand internationally, and many countries do not protect intellectual property rights to the same extent as the laws of the United States. In the event that we are unable to protect our proprietary rights, our business, financial condition and results of operations could be materially adversely affected.


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

Management Risks

In order to manage our growth and expansion, we will need to improve and implement new systems, procedures and controls.

Our ability to successfully offer loyalty and direct marketing solutions, and consulting services and implement our business plan requires an effective planning and management process. Since we began our operations, we have significantly increased the size of our operations. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. To manage anticipated growth of our operations, we will be required to improve existing and implement new operational, financial and management information controls, reporting systems and procedures.

Recently instituted employee changes could have a material adverse effect.

While we have grown considerably since inception, and plan to continue to do so on an absolute basis, we are reducing our work force by approximately 120 employees, as part of a cost cutting measure announced on April 2, 2001. These actions have created uncertainty for our remaining work force and may result in the loss of some key personnel. In addition, we do not know howcurrent or prospective customers, many of which are large institutions, will react to this reduction, if at all. Also, while instituting processes to ensure efficiency as we have grown has historically been a risk, at least for the short-term, there is a risk that the reduction will not be instituted in an efficient manner and could result in a negative impact on our operations and revenues.

Our success depends on retaining our current key personnel and attracting additional key personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel, many of whom are not bound by an employment agreement. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales and marketing personnel.

Expanding internationally will create management and financial difficulties.

We intend to enter new international markets, including further expansion in Asia and Europe. This expansion will require significant management attention and financial resources. International operations are subject to a number of risks and uncertainties, including:

o    the  difficulties   and  costs  of  staffing  and  managing   international
     operations;
o the need to establish relationships with distributors and the performance of these distributors;
o the difficulties and costs of localizing solutions and services for international markets;
o    unexpected changes in regulatory requirements;
o legal uncertainties regarding liability, Internet commerce restrictions, tariffs, the offering of purchase incentives and trade barriers;
o    inadequate protection of intellectual property in some countries;
o    increased difficulty in collecting delinquent or unpaid accounts;
o    fluctuations in the value of the U.S. dollar relative to other currencies;
o    potentially adverse tax consequences; and
o    political and economic instability.

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

We have acquired and may continue to acquire or make investments in complementary businesses, products, services or technologies. For example, in January 2000, we acquired MaxMiles, Inc.; in March 2000, we acquired UVN Holdings, Inc., and in April 2000, we acquired Post Communications, Inc. From time to time we have had discussions with companies regarding acquiring or investing in their businesses, products, services or technologies. We cannot be certain that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot be certain that we will be able to make acquisitions or investments on commercially acceptable terms. We may have difficulty assimilating the solutions, products, services or technologies of companies we have acquired or may acquire into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and harm our results of operations due to accounting requirements such as goodwill. For example, under the terms of the UVN acquisition, Vital Processing Services, LLC has the right to require that we purchase all of their 51% equity interest in Golden Retriever Systems, LLC for $10.0 million. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no holdings of derivative financial or commodity instruments at December 31, 2000; however, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on December 31, 2000, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on December 31, 2000, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

The table below presents principal amounts (in thousands) and related weighted average fixed interest rates for our investment portfolio.

                                                               Estimated Fair
                                              Expected            Value at
                                            Maturity 2001    December 31, 2000
                                            -------------    -----------------

Federal instruments                            $ 10,588           $ 10,588
Weighted average fixed interest rate              6.19%
Commercial paper & short-term obligations      $ 21,082           $ 21,082
Weighted average fixed interest rate              6.62%
Total portfolio                                $ 31,670           $ 31,670

As of December 31, 2000, we had $31.7 million of cash and cash equivalents earning a weighted average variable interest rate of 6.47%.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Netcentives Inc.:

We have audited the accompanying consolidated balance sheets of Netcentives Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in
Item 14 (b). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Netcentives Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 2, 2001
(April 2, 2001 as to the last two paragraphs of Note 17)

                                NETCENTIVES INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)


                                                   December 31,     December 31,
                                                       2000             1999
                                                  -------------    -------------

ASSETS
Current assets:
   Cash and equivalents                               $  31,670      $  75,290
   Short-term investments                                11,604         10,812
   Accounts receivable (net of allowance for
     for doubtful accounts of $547 and $50)               7,228          2,169
   Prepaid incentive awards                                 910          1,534
   Prepaid expenses and other current assets              1,707          1,169
                                                     -----------    -----------
        Total current assets                             53,119         90,974
   Property and equipment - net                          40,671          8,963
   Intangible assets - net                              269,724          1,724
   Marketable securities                                  2,403              -
   Other assets                                          10,295          3,040
                                                     -----------    -----------
        Total assets                                  $ 376,212      $ 104,701
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $   6,263      $   1,134
   Accrued compensation and benefits                      6,029          1,818
   Accrued redemption costs                               1,931          2,256
   Other accrued liabilities                              5,496          2,926
   Deferred revenue-product                              17,661          6,489
   Deferred revenue-services                             14,506          3,572
   Current portion of long-term obligations               3,870          1,008
                                                     -----------    -----------
        Total current liabilities                        55,756         19,203
Long-term obligations                                     4,255          1,234

Commitments and contingencies
            (Notes 3, 5, 6, 7, 12, 13 and 17)

Stockholders' Equity:
   Preferred stock, $.001 par value--shares
     authorized: 5,000,000; no shares outstanding;            -              -
   Common stock, $.001 par value--shares
     authorized: 100,000,000; shares outstanding;
     2000, 43,017,419; 1999, 32,355,099                      43             33
   Paid-in capital                                      631,158        165,731
   Deferred stock expenses                              (65,524)       (15,665)
   Unrealized gain on marketable securities                 147              -
   Receivables from sales of stock                          (41)          (450)
   Accumulated deficit                                 (249,582)       (65,385)
                                                     -----------    -----------
        Total stockholders' equity                      316,201         84,264
                                                     -----------    -----------
        Total liabilities and stockholders' equity    $ 376,212      $ 104,701
                                                     ===========    ===========


               See notes to consolidated financial statements.

                                NETCENTIVES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                          Years Ended
                                                           December 31,
                                                 -------------------------------
                                                     2000      1999      1998
                                                 ---------- --------- ---------
Revenues:
     Product                                      $ 10,459  $    859  $     64
     Program-related services                       13,495     1,548       583
     Direct marketing services                      11,353     1,115         -
     Technical and marketing consulting services     7,547     4,319         -
                                                 ---------- --------- ---------
         Total revenues                             42,854     7,841       647
                                                 ---------- --------- ---------

Costs and expenses:
     Cost of product revenues                        9,335       968        59
     Program-related services, marketing and
        support costs                               38,660    21,551     7,293
     Cost of direct marketing services               5,935       616         -
     Cost of technical and marketing consulting
        services revenues                            3,960     3,056         -
     Research and development                       12,280     5,083     3,383
     Selling, general and administrative            34,772    10,635     3,134
     Amortization of deferred stock compensation     2,212     4,105       296
     Amortization of supplier and other stock
        arrangements                                17,040     8,551       811
     Amortization of intangibles                    68,926     1,777        79
                                                 ---------- --------- ---------
         Total costs and expenses                  193,120    56,342    15,055
                                                 ---------- --------- ---------

     Loss from operations                         (150,266)  (48,501)  (14,408)
                                                 ---------- --------- ---------
     Interest income                                 4,085     1,978       441
     Income from equity investee                       454         -         -
     Realized loss on marketable securities        (37,570)        -         -
     Interest expense                                 (900)     (305)     (144)
                                                 ---------- --------- ---------
     Net loss                                    $(184,197) $(46,828) $(14,111)
                                                 ========== ========= =========

     Net loss per share- basic and diluted       $   (4.73) $  (4.99) $  (8.58)
                                                 ========== ========= =========

     Shares used in computing per share
        amounts-basic and diluted                   38,924     9,376     1,644
                                                 ========== ========= =========


               See notes to consolidated financial statements.

                                                     NETCENTIVES INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       Years ended December 31, 1998, 1999 and 2000
                                     (Amounts in thousands, except per share amounts)

                                                                   Preferred Stock          Common Stock
                                                                 --------------------   ---------------------
                                                                  Shares     Amount      Shares      Amount    Paid-In Capital
                                                                 ---------  ---------   ---------   ---------  ---------------
BALANCES, December 31, 1997                                        9,693      $  10       3,736      $   4         $ 12,080
   Net loss

   Total comprehensive income

   Sale of Series D preferred stock at $3.15 per
     share, net of expenses of $18                                 5,476          5                                  17,226
   Sale of common stock to officer                                                          200                         630
   Common stock issued for patent                                                            35                          76
   Exercise of common stock options                                                         115                          19
   Stock warrants issued                                                                                                 31
   Increase in value of unvested warrants                                                                             1,038
   Deferred stock compensation related to
     option grants                                                                                                    7,071
   Shares issued in Panttaja acquisition                                                    808          1            2,547
   Vested options issued in Panttaja
     acquisition                                                                                                        936
   Amortization of deferred stock expenses
                                                                -------------------------------------------------------------
BALANCES, December 31, 1998                                       15,169         15       4,894          5           41,654
   Net loss

   Total comprehensive income

   Sale of Series E preferred stock at $6.82 per
     share, net of expenses of $1,049                              5,278          6                                  34,941
   Sale of common stock at $12.00 per
     share, net of expenses of $7,193                                                     6,336          6           68,833
   Exercise of Series B preferred stock warrants                     135                                                132
   Conversion of preferred stock to common
     stock effective on the initial public offering              (20,582)       (21)     20,582         21
   Common stock issued to employee                                                          100                       2,046
   Issuance of recievable related to previously issued
     common stock
   Exercise of common stock options                                                         443          1              239
   Stock warrants and options issued to non-employees                                                                 8,098
   Increase in value of unvested warrants                                                                             9,718
   Deferred stock compensation related to
     option grants                                                                                                       70
   Amortization of deferred stock expenses
                                                                -------------------------------------------------------------
BALANCES, December 31, 1999                                            -          -      32,355         33          165,731
   Net loss
   Unrealized gain on marketable securities

   Total comprehensive income

   Shares issued in acquisitions                                                          6,269          6          352,393
   Options issued in acquisitions                                                                                     2,491
   Shares issued as part of agreement with AOL                                            1,560          1           82,044
   Shares issued as part of agreement with CMGI                                           1,694          2           39,872
   Warrants issued to non-employee                                                                                      43
   Stock to be issued to non-employee                                                                                  148
   Sale of  common stock to employees                                                       345                       2,500
   Exercise of common stock options                                                         929          1            1,540
   Exercise of warrants                                                                      62                          15
   Repurchases of common stock                                                             (197)                        (75)
   Decrease in value of unvested warrants and
     options issued to non-employees                                                                               (15,544)
   Amortization of deferred stock expenses
   Repayment of receivables from sales of stock
                                                                -------------------------------------------------------------
BALANCES, December 31, 2000                                            -      $   -      43,017      $  43        $ 631,158
                                                                =============================================================

                See notes to consolidated financial statements

                                                               NETCENTIVES INC.
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 Years ended December 31, 1998, 1999 and 2000
                                               (Amounts in thousands, except per share amounts)

                                                                                                                           Total
                                                           Deferred    Receivables    Gains/                           Comprehensive
                                                           Expenses     of Stock     (Losses)   Deficit      Total        Income
                                                         ------------  ------------ --------- -----------  ---------- -------------
BALANCES, December 31, 1997                                 $ (300)       $ (220)     $   -   $  (4,446)   $   7,128
   Net loss                                                                                     (14,111)     (14,111)   $  (14,111)
                                                                                                                       ------------
   Total comprehensive income                                                                                           $  (14,111)
                                                                                                                       ============
   Sale of Series D preferred stock at $3.15 per
     share, net of expenses of $18                                                                            17,231
   Sale of common stock to officer                            (500)         (130)                                  -
   Common stock issued for patent                                                                                 76
   Exercise of common stock options                                                                               19
   Stock warrants issued                                       (31)                                                -
   Increase in value of unvested warrants                   (1,038)                                                -
   Deferred stock Compensation related to
     option grants                                          (7,071)                                                -
   Shares issued in Panttaja acquisition                      (630)                                            1,918
   Vested options issued in Panttaja
     acquisition                                                                                                 936
   Amortization of deferred stock expenses                   1,137                                             1,137
                                                         ------------------------------------------------------------
BALANCES, December 31, 1998                                 (8,433)         (350)         -     (18,557)      14,334
   Net loss                                                                                     (46,828)     (46,828)   $  (46,828)
                                                                                                                       ------------
   Total comprehensive income                                                                                           $  (46,828)
                                                                                                                       ============
   Sale of Series E preferred stock at $6.82 per
     share, net of expenses of $1,049                                                                         34,947
   Sale of common stock at $12.00 per
     share, net of expenses of $7,193                                                                         68,839
   Exercise of Series B preferred stock warrants                                                                 132
   Conversion of preferred stock to common                                                                         -
     stock effective on the initial public offering
   Common stock issued to employee                          (2,046)                                                -
   Issuance of recievable related to previously issued
     common stock                                                           (100)                               (100)
   Exercise of common stock options                                                                              240
   Stock warrants and options issued to non-employees       (8,098)                                                -
   Increase in value of unvested warrants                   (9,718)                                                -
   Deferred stock compensation related to
     option grants                                             (70)                                                -
   Amortization of deferred stock expenses                  12,700                                            12,700
                                                         ------------------------------------------------------------
BALANCES, December 31, 1999                                (15,665)         (450)         -     (65,385)      84,264
   Net loss                                                                                    (184,197)    (184,197)   $ (184,197)
   Unrealized gain on marketable securities                                             147                      147           147
                                                                                                                       ------------
   Total comprehensive income                                                                                           $ (184,050)
                                                                                                                       ============
   Shares issued in acquisitions                                                                             352,399
   Options issued in acquisitions                           (2,491)         (209)                               (209)
   Shares issued as part of agreement with AOL             (82,045)                                                -
   Shares issued as part of agreement with CMGI                                                               39,874
   Warrants issued to non-employee                                                                                43
   Stock to be issued to non-employee                                                                            148
   Sale of  common stock to employees                                                                          2,500
   Exercise of common stock options                                                                            1,541
   Exercise of warrants                                                                                           15
   Repurchases of common stock                                                                                   (75)
   Decrease in value of unvested warrants and                                                                      -
     options issued to non-employees                        15,544                                                 -
   Amortization of deferred stock expenses                  19,133                                            19,133
   Repayment of receivables from sales of stock                              618                                 618
                                                         ------------------------------------------------------------
BALANCES, December 31, 2000                               $(65,524)       $  (41)     $ 147   $(249,582)   $ 316,201
                                                         ============================================================

                See notes to consolidated financial statements

                                NETCENTIVES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Years
                                                        Ended December 31,
                                                --------------------------------
                                                   2000       1999       1998
                                                ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                   $ 60,343   $ 13,680   $  1,294
  Cash paid to suppliers and employees            (85,710)   (37,630)   (11,156)
  Cash paid for interest                             (888)      (261)      (114)
  Interest received                                 4,085      1,978        441
                                                ---------- ---------- ----------
    Net cash used in operating activities         (22,170)   (22,233)    (9,535)
                                                ---------- ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment             (25,483)    (9,729)    (1,157)
  Maturity (purchases) of short-term
    investments, net                                (792)   (10,812)      (150)
  Cash paid in UVN acquisition, net of
    cash acquired                                  (4,207)         -          -
  Cash acquired in MaxMiles acquisition                32          -          -
  Cash acquired in Post acquisition                 6,611          -          -
  Other long term assets                           (1,885)       110        (58)
                                                ---------- ---------- ----------
    Net cash used in investing activities         (25,724)   (20,431)    (1,365)
                                                ---------- ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock                             4,099     69,079         19
  Repayment (issuance) of receivable related
    to previous issuances of common stock             545       (100)         -
  Sales of preferred stock                              -     35,079     17,231
  Borrowings on long-term debt                      2,993      1,366      1,141
  Principal payments on long-term debt             (3,363)    (1,021)      (248)
  Principal payments on bank loan, net                  -       (100)      (200)
                                                ---------- ---------- ----------
    Net cash provided by financing activities       4,274    104,303     17,943
                                                ---------- ---------- ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS   (43,620)    61,639      7,043
CASH AND EQUIVALENTS, beginning of period          75,290     13,651      6,608
                                                ---------- ---------- ----------
CASH AND EQUIVALENTS, end of period              $ 31,670   $ 75,290   $ 13,651
                                                ========== ========== ==========


               See notes to consolidated financial statements.

                                NETCENTIVES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                 (In thousands)
                                                                  Years
                                                            Ended December 31,
                                                      --------------------------
                                                       2000      1999     1998
                                                     --------- -------- --------

 NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of UVN:
     Value of stock issued                           $ 18,028
     Cash paid                                          4,207
     Liabilities assumed                                4,628
       Assets acquired (including intangibles
                                                     ---------
         of $25,652)                                 $ 26,863
                                                     =========

   Acquisition of MaxMiles:
     Value of stock and options issued,
       net of deferred stock compensation            $ 11,326
     Cash acquired                                        (32)
     Liabilities assumed                                  360
       Assets acquired (including intangibles
                                                     ---------
         of $11,509)                                 $ 11,654
                                                     =========

   Acquisition of Post Communications:
     Value of stock issued and options assumed,
       net of deferred stock compensation            $322,835
     Cash acquired                                     (6,611)
     Liabilities assumed                                6,402
       Assets acquired (including intangibles
                                                     ---------
         of $316,297)                                $322,626
                                                     =========

   Warrants issued in connection with notes payable  $     43
                                                     =========

   Stocks and warrant issued in exchange for patent                     $    76
                                                                        ========

   Sale of stock for notes and accounts receivable                      $   130
                                                                        ========

   Acquisition of Panttaja:
     Value of stock issued and options assumed                          $ 2,854
     Cash acquired                                                          194
     Liabilities assumed                                                  1,090
       Assets acquired (including intangibles
                                                                        --------
         of $3,526)                                                     $ 4,138
                                                                        ========


                See notes to consolidated financial statements

NETCENTIVES INC.

NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS
Years ended December 31, 2000, 1999 and 1998

1.   Business and Operations

San Francisco-based Netcentives Inc. is a leading provider of loyalty and direct marketing solutions. The company delivers a broad suite of programs for relationship marketing technologies and services to enable its Global 2000 client base to drive customer, employee and partner behavior and maximize the long-term economic value of these relationships. These programs include consumer, employee and business loyalty solutions; customized email marketing; and consulting services. The Company was incorporated in California in June 1996 and was reincorporated in Delaware in February 1999. On October 13, 1999, the Company completed its initial public offering of common stock.

The Company has developed an Internet-based network (the "ClickRewards Network") of merchants ("Merchants"), consumers ("Members") and redemption award suppliers ("Suppliers"). The Company has developed a promotional currency ("ClickMiles") which is used throughout the network. The Company sells ClickMiles to Merchants who use them as promotional incentives to drive their consumers' behavior in areas such as brand loyalty and increased transaction size. As consumers are awarded ClickMiles, they establish accounts and become Members of the Company's ClickRewards program. Consumers can accumulate and manage ClickMiles on their personal online account and redeem these for frequent flyer airline miles or other merchandise. ClickMiles expire if not redeemed within specified periods. Members who do not record any activity for a twelve-month period forfeit their accumulated ClickMiles. The Company also offers its Merchants consulting, promotional, and direct marketing services for a variety of fee arrangements. The Company also offers programs similar to the ClickRewards Network for Enterprise Incentive clients ("Enterprise Incentive Programs") and to Custom Loyalty clients ("Custom Loyalty Programs").

In December 1998, the Company acquired Panttaja Consulting Group, Inc. (see Note
3). The Company now provides technical consulting services to its Merchants as well as other customers through this wholly-owned subsidiary.

On January 31, 2000, the Company completed the acquisition of all outstanding capital stock of MaxMiles, Inc. ("MaxMiles"), a provider of personal aggregation technologies (see Note 3).

On March 3, 2000, the Company completed the acquisition of all outstanding capital stock of UVN Holdings, Inc., SHC Venture, LLC, and the outstanding minority interest in UVN's majority owned subsidiary Universal Value Network, LLC (collectively, "UVN"). UVN's business utilizes payment card data to recognize and reward online and offline purchasing behavior (see Note 3).

On April 7, 2000, the Company completed the acquisition of all outstanding capital stock of Post Communications, Inc. ("Post"), a provider of customized email marketing services (see Note 3).

In all the acquisitions completed in 2000, the sales, research and development, and operations of these companies have been integrated into the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation--The accompanying consolidated financial statements include the accounts of Netcentives Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years.

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

Revenue Recognition--The Company allocates the sales price of ClickMiles and the rewards points used in Custom Loyalty programs and Enterprise Incentive programs (collectively "Reward Points") based on relative fair values between the redemption component of the award ultimately provided to the Member (the "product component") and its service components. These service components consist of support services provided to Custom Loyalty customers; and ClickRewards Members, as well as marketing services provided to Merchants in the ClickRewards Network. The fair value of the product component of the ClickMile is determined based on separate pricing offered by the Company as well as other objective evidence; the product component of other Rewards Points is specified under the arrangement with the Custom Loyalty client. Service component revenues represent the difference between the product component and the amount received from the sale of the Reward Points. The product component of revenues is deferred until the Member redeems the Reward Points for frequent flyer miles or other awards, or until the Reward Points expire. The service components of the Reward Points sale are initially deferred until the sale of the Reward Points becomes non- refundable, which typically is upon award of the currency by the Merchant to the Member.

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

The Company exchanges Reward Points with certain of its Merchants in return for advertising and merchandise. Such advertising services are recorded as an expense or prepaid asset, as appropriate, based on the lower of the estimated fair value of the services received or the cash value of the Reward Points issued. Revenues from such barter transactions are accounted for on the same basis as cash transactions; i.e., the product component of revenues is deferred until redemption and the marketing services component is recognized over the service period. In 2000, approximately $430,000 of advertising expense was recorded under these arrangements, of which 82% was transacted with three merchants. ClickMiles exchanged for advertising are non-returnable and must be awarded by the Merchant within a specified time frame. Program-related service revenues for 1998 include $296,000 from an Internet portal which provided the advertising services but permitted the ClickMiles it purchased to expire unissued.

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

Technical and marketing consulting service revenues are recognized as the services are performed. Consulting services are provided to deliver loyalty solutions to our customers.

The Company recognizes revenue related to email marketing services as the services are provided. Revenue and related costs associated with the initial set-up of client email marketing programs are recognized over the minimum life of the client contract, beginning on the launch date of the email program. Deferred project revenues and costs represent amounts associated with the initial set-up of client email programs which have not been recognized at the balance sheet date.

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

Advertising Costs--Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense was approximately $9,296,000 in 2000, $7,753,000 in 1999, and $3,652,000 in 1998.

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

Comprehensive Income--the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130,."Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

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

Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and equivalents, short-term investments, and accounts receivable. Risks associated with cash are mitigated by banking and creditworthy institutions. Cash equivalents and short-term investments consist primarily of governmental obligations, commercial paper and bank certificates of deposit and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over diverse customers who make up the Company's customer base. At December 31, 2000, two customers accounted for 25% and 11% of total accounts receivable. At December 31, 1999, two customers accounted for 18% and 13% of total accounts receivable. At December 31, 1998, one customer accounted for 17% of total accounts receivable.

Risks and Uncertainties-- We believe that our available cash resources and projected sales will be sufficient to meet our presently anticipated working capital and capital expenditure needs for at least the next twelve months. However, to the extent that our sales do not occur as anticipated and we are not able to raise additional financing, we may need to reduce the scope of our planned capital expenditures and product development and reduce other operating costs (see Note 17).

Recently Issued Accounting Standards--In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires the capitalization of direct costs after management commits to funding a project it believes will be completed and used to perform the functions intended. The Company adopted SOP 98-1 in 1999 as it is applicable to certain software systems internally developed by the Company. The Company capitalized development costs of $3,614,000 and $2,554,000 for the years ended December 31, 2000 and 1999 respectively.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 1, 2000, although earlier adoption is permitted. The Company has determined the impact of adopting SAB 101 is not material.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management has determined that the adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

The Emerging Issues Task Force ("EITF") is reviewing an issue, Issue No. 00-22, "Accounting for 'Point' and Other Loyalty Programs," that is closely related to our currency related programs and the way revenue is recognized for these types of programs. We understand that the EITF will provide guidance on this issue sometime in 2001, but a specific date has not been set. When Issue 00-22 is issued, if it requires modification of our present revenue recognition policy, we will adhere to the guidance provided. Without knowing how the EITF will rule on this issue, we are unable to assess the impact of Issue 00-22 at this time.

Fair Value of Financial Instruments--The carrying amount of cash and cash equivalents, accounts receivable, capital leases and long-term debt approximate fair value, because the Company's financial instruments are either short-term or reflect interest rates that are consistent with current market interest rates.

Reclassifications--Certain   prior  year  amounts  have  been  reclassified  for
consistency with the current year presentation. Such reclassifications had no impact to net loss or total stockholders' equity.

3.   Acquisitions

On December 18, 1998, the Company acquired all of the outstanding shares and assumed the outstanding options of Panttaja Consulting Group, Inc. ("Panttaja"), a software consulting firm, in exchange for 808,780 shares of common stock valued at $2,548,000, cash of $194,000 and options to purchase 455,648 shares of Company stock at $0.254 per share, of which 306,755 were vested at the date of the acquisition and have been included as part of the acquisition price at their fair value of $936,000. The common stock includes 200,000 shares subject to vesting over a four-year period, which has initially been recorded as deferred stock compensation and will be expensed over the vesting period. The Company agreed to pay the stockholders up to an additional $450,000 each within 13 months following closing, based on meeting certain employment retention milestones, which was considered probable at the time of the acquisition and was accrued as part of the purchase price of Panttaja. Remaining amounts owed at December 31, 1999 were paid in January 2000.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of Panttaja since the date of acquisition have been included in the Company's consolidated financial statements. The total consideration exceeded the fair value of the net assets acquired by $3,526,000, which represents the value of the existing consulting relationships and is being amortized on a straight-line basis over two years. For the year ended December 31, 2000, the Company recorded $1,622,000 for amortization of these intangibles, which are amortized over their useful lives of two years.

On January 31, 2000, the Company completed the acquisition of all outstanding capital stock of MaxMiles, Inc. ("MaxMiles"), a provider of personal aggregation technologies, in exchange for the issuance of 153,058 shares of the Company's common stock valued at approximately $10,200,000 and options to purchase 21,922 shares of Company stock at prices ranging from $.03 to $10.44 per share, of which 17,388 were vested at the date of the acquisition and have been included as part of the acquisition price at their fair value of approximately $1,100,000. The remaining 4,534 unvested options have been recorded as deferred stock expense in the amount of $254,000 and will be amortized over the remaining three year vesting period.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of MaxMiles since the date of acquisition have been included in the Company's consolidated financial statements. For the year ended December 31, 2000, the Company recorded $3,530,000 for amortization of the purchased intangibles, which are amortized over their useful lives of two to four years.

In connection with the acquisition, net assets acquired were as follows (in thousands):

   Current assets               $     69
   Cash acquired                      32
   Property and equipment, net        76
   Goodwill                       11,143
   Internal use software             245
   Assembled workforce               121
   Liabilities assumed              (360)
                                ---------
   Net assets acquired          $ 11,326
                                ========

On March 3, 2000, the Company completed the acquisition of all outstanding capital stock of UVN Holdings, Inc., SHC Venture, LLC, and the outstanding minority interest in UVN's majority owned subsidiary Universal Value Network, LLC (collectively referred to as "UVN"). UVN's business utilizes payment card data to recognize and reward online and offline purchasing behavior. The total purchase price includes the issuance of 335,532 shares of the Company's common stock valued at approximately $16,300,000, cash payments totaling approximately $4,900,000 (including approximately $2,100,000 of transaction costs), and 36,000 shares of the Company's common stock valued at approximately $1,700,000 to extinguish certain debt of UVN. The acquisition also gives the Company a 49% equity ownership in Golden Retriever Systems, LLC (GRS), which maintains connectivity to information on approximately 90% of U.S. sources of payment card transactions including data from payment card processors, merchant acquiring banks and merchants. Vital Processing Services, LLC has the right to require that we purchase all of their 51% equity interest in Golden Retriever Systems, LLC for $10.0 million. The Company has issued or will issue an additional 48,882 shares of common stock to former shareholders of UVN over the 24 month period subsequent to the acquisition.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of UVN since the date of acquisition have been included in the Company's consolidated financial statements. For the year ended December 31, 2000, the Company recorded $4,275,000 for amortization of the purchased intangibles, which are amortized over their useful lives of five years.

In connection with the acquisition, net assets acquired were as follows (in thousands):

   Current assets               $    930
   Cash paid                      (4,207)
   Property and equipment, net       281
   Goodwill                       17,147
   Internal use software             500
   Investment in GRS               7,669
   Assembled workforce                40
   Sales channel and
       customer relationships        296
   Liabilities assumed           (4,628)
                                ---------
   Net assets acquired          $ 18,028
                                =========

On April 7, 2000, the Company completed the acquisition of all outstanding capital stock of Post Communications, Inc. ("Post"), a provider of customized email marketing services, in exchange for the issuance of 6,282,289 shares of the Company's common stock valued at $308,790,000 and options to purchase 316,908 shares of Company stock at prices ranging from $.36 to $16.76 per share. Of these shares 23,481 were unvested at the date of acquisition and have been recorded as deferred stock expense in the amount of $2,237,000 and will be amortized over the remaining three year vesting period. There were 293,427 options vested at the date of acquisition and have been included as part of the acquisition price at their fair value of approximately $13,600,000.

This acquisition was accounted for as a purchase, and accordingly, the results of operations of Post since the date of acquisition have been included in the Company's consolidated financial statements. For the year ended December 31, 2000, the Company recorded $59,306,000 for amortization of the purchased intangibles, which are amortized over their useful lives of four years.

In connection with the acquisition, net assets acquired were as follows (in thousands):

   Current assets               $   3,015
   Cash acquired                    6,611
   Property and equipment, net      3,314
   Goodwill                       294,147
   Internal use software           10,150
   Assembled workforce              3,350
   Customer relationships           8,650
   Liabilities assumed             (6,402)
                                ----------
   Net assets acquired          $ 322,835
                                ==========

The following unaudited pro forma information shows the results of operations for the years ended December 31, 2000 and 1999 as if the acquisitions had occurred at the beginning of the year. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the respective periods presented or of future operations of the combined companies (in thousands, except per share information).

                                              ------------------------------
                                                  2000              1999
                                              ------------      ------------
Total revenues                                 $   43,067        $   13,519
Net loss                                       $ (189,226)       $ (142,179)
Net loss per share, basic and diluted          $    (4.67)       $    (4.69)

4. Property and Equipment

Property and equipment consists of (in thousands):

                                                  December 31,
                                           ------------------------

                                              2000           1999
                                           ----------     ---------

Computer equipment                          $ 20,314       $ 8,036
Office and furniture equipment                 5,641           496
Leasehold improvments                          8,941         1,205
Internal use software                         17,142         2,554
                                           ----------     ---------
Total                                         52,038        12,291
Accumulated depreciation                     (11,367)       (3,328)
                                           ----------     ---------

Total property and equipment - net          $ 40,671       $ 8,963
                                           ==========     =========

At December 31, 2000, the capitalized internal use software costs relate to projects both completed and under development. Such costs are amortized over two to three years, depending on the specific project. Amortization relating to internal use software was $959,000 for the year ended December 31, 2000. At December 31, 2000 and 1999, the Company had assets under capital lease with a cost basis of $1,644,00 and $388,000, and a net book value of $740,000 and $107,000, respectively.

5.   Bank Loan Payable and Line of Credit

In connection with the Post Communications acquisition in April 2000, the Company assumed a $500,000 line of credit. In a subsequent transaction, the line of credit was fully pledged against a letter of credit for new office space in San Francisco (see Note 13).

6.   Long-term Obligations

Long-term obligations consist of the following (in thousands):

                                            December 31,
                                    -------------------------
                                       2000           1999
                                    ---------       ---------
Notes payable                        $ 5,886         $ 1,984
Capital lease obligations              2,234             106
Panttaja acquisition payable               -             152
Other                                      5               -
                                    ---------       ---------

Total                                  8,125           2,242
Less current portion                   3,870           1,008
                                    ---------       ---------
Long-term obligations                $ 4,255         $ 1,234
                                    =========       =========

In 1999, the Company borrowed $1,200,000 under a note payable, which is collateralized by certain assets of the Company. The notes payable are collateralized by the assets purchased with the proceeds of these borrowings and are payable in monthly installments through June 2002. The borrowings bear interest ranging from 9.15% to 14.44%.

In connection with the acquisition of UVN Holdings, Inc. in March 2000, the Company assumed a $2,000,000 note payable that is due to a related party. The note is payable in quarterly installments and is due and payable in full in April 2002. The note bears interest at an annual rate of 2.25% in excess of the prime rate of interest.

In December 2000, the Company obtained a $2,500,000 bank loan that is collateralized by certain assets of the Company. The loan is payable in monthly installments through December 2002. The loan bears interest at an annual rate of 1.75% in excess of the prime rate of interest.

Maturities of long-term debt and capital leases as of December 31, 2000 are as follows (in thousands):

                     Year Ending December 31,
                     ------------------------
                                    Capital
                         Debt       Leases
                     -----------  ----------

2001                   $  2,146    $  1,724
2002                      3,426         759
2003                          -          70
                     -----------  ----------

Total payments         $  5,572    $  2,553
                     ===========  ==========


7.   Stockholders' Equity

Initial Public Offering

On October 13, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-83443) was declared effective by the Securities and Exchange Commission, pursuant to which 6,000,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share. In addition, on November 9, 1999, the Company sold an additional 335,937 shares under the underwriter's overallotment option. After deducting approximately $5,300,000 in underwriting discounts and $1,900,000 in other related expenses, the net proceeds of the offering were approximately $68,800,000. On the effective date of the initial public offering, each share of the Company's preferred stock was converted to one share of common stock.

Deferred Stock Expense-Stock and Warrants

During 1997, the Company issued warrants to purchase 410,000 shares of Series N preferred stock at $1.00 per share to various airlines in connection with their airmile purchase agreements (see Note 12). The warrants vest over three years, subject to continuation of exclusivity arrangements with such airlines, and expire in four or five years. Also during 1997, the Company issued warrants to purchase 120,000 shares of Series N preferred stock at $1.30 per share to one of its Merchants. The warrants vest over two years, subject to certain exclusivity provisions, and expire in four years. All of the warrants permit the holder to "net exercise" and receive shares of stock with a value equal to the net appreciation at the time of exercise. Because the vesting of these warrants is subject to maintaining the exclusivity of the arrangement with these partners, the valuation of the warrants is not finalized until their vesting date. The value of these warrants has been estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option; risk-free interest rate of 5.0% in both 2000 and 1999, and 4.6% in 1998; volatility of 95% in all of 2000, 1999 and 1998; and no dividend during the expected term. The estimated value of such warrants is being expensed over the related exclusivity periods. At December 31, 2000, 1999 and 1998, 530,000, 485,967, and 204,000 warrants, respectively, were vested. The value of the warrants is estimated and is adjusted each period until the exclusivity milestones are met and the warrants vest. The initial value of the warrants issued in 1997 was estimated at $281,000; this was increased by $1,038,000 in 1998, and $9,718,000 in 1999, and was decreased by $8,339,000 in 2000. Operating expenses include $(6,250,000),  $8,068,000, and $811,000 in 2000, 1999 and 1998,
respectively, relating to these warrants.

During 1997, the Company issued warrants to purchase 175,391 shares of Series B preferred stock at an average price of $1.16 per share in connection with the Company's financing transactions. During 1998, the Company issued warrants to purchase 31,948 shares of Series C preferred stock at an average price of $1.30 per share in connection with the Company's financing transactions. The estimated fair value of these warrants on their grant date was $105,000 in 1997 and $31,000 in 1998, which is being expensed over the term of the related financings. The Company has included in interest expense $23,000, $44,000 and $30,000 in 2000, 1999 and 1998, respectively, relating to these warrants.

In 1999, the Company issued to a customer a warrant to purchase 150,000 shares of common stock at an exercise price of $8.00 per share in exchange for advertising to be provided on the customer's web sites. The warrant was fully vested upon issuance and expires in July 2001. The estimated fair value of the advertising to be received, which is equal to the fair value of the warrant of approximately $630,000 was recorded in 1999 and will be expensed at the time the advertising services are provided. In 2000 and 1999, the Company recorded no expense related to such warrant, as none of the advertising services had been provided.

In 1999, the Company issued to one of its suppliers a warrant to purchase 85,000 shares of common stock at $11.00 per share in connection with the extension of its exclusive supply arrangement. The warrant is fully vested and expires in September 2002. The estimated fair value of the warrant of $489,000 was recorded in 1999 and will be expensed over the one year exclusivity term. Operating expenses included $326,000 and $163,000 relating to this warrant in 2000 and 1999.

In 1999, the Company issued to one of its suppliers a warrant to purchase 100,000 shares of common stock at an exercise price of $11.00 per share in connection with the extension of its exclusive supply arrangement. The warrant was 60% vested upon issuance, with 20% vested on each anniversary of the date of grant and expires in October 2002. Because the vesting of these warrants is subject to maintaining the exclusivity of the arrangement with this partner, the valuation of the warrants is not finalized until their vesting date. The estimated fair value of the warrant of approximately $2,954,000, was recorded in 1999 and will be expensed over the three year exclusivity term. Operating expenses include $94,000 and $330,000 relating to these warrants in 2000 and 1999.

Warrants to purchase 134,943 shares of Series B preferred stock were exercised in the year ended December 31, 1999. Warrants to purchase 61,668 shares of common stock were exercised in the year ended December 31, 2000. All other warrants previously issued by the Company were outstanding at December 31, 2000.

In 2000, the Company entered into an agreement with America Online, Inc. ("AOL") under which the Company's rewards technology will become the exclusive online support infrastructure for AOL/AAdvantage, AOL's consumer rewards network. In addition, the companies also agreed to create "ICQ ClickRewards" -- a rewards program for ICQ, AOL's online communications community. As part of these agreements, the Company issued AOL 1,560,000 shares of the Company's common stock. The Company has recorded $82,000,000 in deferred stock expenses based on the fair value of the stock issued to AOL. A portion of the deferred stock expense will be recorded as an offset to revenue earned by the Company over time related to the AOL program and a portion will be recorded over the three-year agreement period as a non-cash marketing expense related to ICQ ClickRewards. In the year ended December 31, 2000, the Company recorded $22,700,000 of non-cash marketing expenses related to the AOL program.

In 2000, the Company issued to Silicon Valley Bank a warrant to purchase 15,000 shares of common stock at an exercise price of $3.94 per share in connection with a lease arrangement. The warrant was fully vested upon issuance and expires in 2005. The estimated fair value of the warrant of $43,000 was recorded in 2000 and will be expensed over the two year lease agreement term.

In 2000, as part of the Post acquisition, the Company assumed 29,529 warrants related to equipment lease agreements. The Company, using the Black-Scholes option pricing model, recorded $47,000 in additional interest expense and additional paid-in capital associated with these warrants.

Receivables from Sales of Stock

At December 31, 1999, receivables from sales of stock included notes receivable from an officer of the Company and were comprised of:

                                  Stock Purchased          Per     Interest
                             -------------------------
     Issue Date                Amount        Number       Share      Rate
---------------------        ----------    -----------   --------  --------
August 1997                   $ 60,000        500,000     $ 0.12     6.29%
November 1997                  157,290      1,048,600       0.15     6.01
December 1998                  130,000        200,000       0.65     4.47
January 1999                   100,000            N/A        N/A     4.47

These notes are secured by common stock and are due four years from the issue date. The 1997 and 1998 notes are full recourse and the 1999 note is non-recourse. The 1997 stock sales were made at fair market value. The December 1998 loan financed a stock purchase made in October 1998. That stock sale was made when the fair value of the shares was deemed to be $3.15 per share, and accordingly, $500,000 of deferred compensation was recorded relating to this transaction. The January 1999 loan represents a cash loan secured by the shares of ock previously purchased by the officer. The stock sold in connection with these notes is subject to repurchase at the original sale price; this right lapses ratably over a four-year period subject to the officer's continued employment. At December 31, 1999, 722,392 shares of common stock were subject to this repurchase right. In January 2000, these notes were repaid in full.

At December 31, 2000, there were receivables from sales of stock of $41,000 related to the early exercise of stock options by Post Communication's employees.

Stock Option Plans

The Company has a stock option plan (the 1996 Stock Option Plan), under which incentive and non-qualified options to purchase 10,921,400 shares of common stock may be granted to employees and independent contractors. Options generally vest in installments over four years from the grant date and expire ten years from the grant date. In 1999, the stockholders of the Company approved annual increases in the number of authorized shares under the plan of 1,250,000 shares in each of the following five years. In 2000, the stockholders of the Company approved a 2,000,000 share increase in the plan.

In 1999, the stockholders of the Company approved adoption of the 1999 Outside Directors Stock Option Plan (1999 Directors Option Plan) and reserved 400,000 shares of common stock (increasing by 50,000 shares in each of the following five years) for grants of options to outside directors. The 1999 Directors Option Plan provides for initial grants to each outside director of an option to purchase 40,000 shares of common stock at fair market value as of the grant date. These options vest in equal installments over four years. On the first day of each fiscal year, each non-employee director who has served on our Board of Directors for at least 6 months shall be granted an additional option to purchase 10,000 shares of common stock, which shall vest in full on the fourth anniversary of the date of grant.

A summary of activity under the option plans is set forth below:

                                                               Outstanding
                                                              Stock Options
                                                          ----------------------
                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                           Number of   Price per
                                                             Shares       Share
                                                          ------------  --------
Outstanding, December 31, 1997 (284,749 exercisable
  at a weighted average price of $0.10)                     1,288,967    $ 0.12
Granted (weighted average fair value of $0.70 per share)    2,676,645      0.64
Issued in conjunction with Pantajja acquisition               455,648      0.25
Exercised                                                    (114,606)     0.17
Cancelled                                                    (218,137)     0.25
                                                          ------------  --------
Outstanding, December 31, 1998 (914,132 exercisable
  at a weighted average price of $0.26)                     4,088,517      0.51
Granted (weighted average fair value of $9.50 per share)    3,160,335     10.68
Exercised                                                    (442,745)     0.54
Cancelled                                                    (435,422)     3.10
                                                          ------------  --------
Outstanding, December 31, 1999 (1,678,331 exercisable
  at a weighted average price of $1.43)                     6,370,685      5.39
Granted (weighted average fair value of $12.87 per share)   4,090,543     12.57
Issued in conjunction with MaxMiles acquisition                21,922     10.44
Issued in conjunction with Post acquisition                   316,908      5.88
Exercised                                                    (929,205)     1.66
Cancelled                                                  (1,387,814)    12.78
                                                          ------------  --------
Outstanding, December 31, 2000 (2,832,925 exercisable
  at a weighted average price of $5.11)                     8,483,039    $ 8.01
                                                          ============  ========

At December 31, 2000, options to purchase 1,498,236 shares of common stock were available for grant.

Additional information regarding options outstanding as of December 31, 2000 is as follows:

                                                         Stock Options Outstanding                Options Exercisable
                                               -------------------------------------------   -----------------------------

                                                                   Average        Weighted                      Weighted
                                                                  Remaining       Average                        Average
                                                 Number          Contractual      Exercise        Number        Exercise
Range of Exercise                              Outstanding          Life           Price       Exercisable        Price
-------------------------------------------------------------   --------------   ---------   ---------------  ------------
$0.10- $0.15.................................        773,254         6.87         $  0.14        573,481        $  0.14
$0.20- $0.25.................................        409,923         7.22         $  0.25        332,754        $  0.25
$0.35- $0.65.................................        354,404         7.91         $  0.60        228,703        $  0.57
$1.05- $1.40.................................        862,461         8.10         $  1.08        470,760        $  1.11
$3.15- $6.75.................................      1,057,230         9.83         $  3.59         73,956        $  3.22
$6.82- $10.00...............................       1,989,708         8.90         $  8.24        524,201        $  8.05
$10.19-$12.75...............................       2,195,605         9.11         $ 11.00        503,322        $ 11.10
$13.13-$37.94...............................         668,621         9.30         $ 19.01         99,074        $ 21.90
$40.94-$61.88...............................         171,833         9.09         $ 55.33         26,044        $ 55.36
                                             ----------------                                ------------
                                                   8,483,039         8.72         $  8.01      2,832,295        $  5.11
                                             ================                                ============


Shares of common stock sold to employees, directors and consultants under stock purchase agreements are subject to repurchase at the Company's option upon termination of their employment or services at the original purchase price. At December 31, 2000, 562,401 shares of common stock were subject to this repurchase right.

Employee Stock Purchase Plan

In 1999, the stockholders approved the adoption of the 1999 Employee Stock Purchase Plan, and reserved 300,000 shares of common stock (increasing by 75,000 shares in each of the following five years) for sale to employees at a price no less than 85% of the lower of the fair market value at the beginning of the two-year offering period or the end of each of the six-month purchase periods. 345,336 shares were issued under the Employee Stock Purchase Plan in 2000. In 2000, the Company's stockholders granted a 1,000,000 share increase in the plan plus a change to the automatic annual increase to the lesser of 500,000 shares or 2% of our outstanding common stock as of the last day of the immediately proceeding fiscal year, or such lesser amount determined by the Board of Directors.

Deferred Stock Expense-Employee Compensation

In connection with certain equity transactions during the years ended December 31, 1999 and 1998, the Company recorded deferred stock compensation of $70,000 and $7,571,000, respectively, for the difference between the exercise or sale price of the stock and deemed fair value of the stock at that time. The 1998 total consists of $7,071,000 related to stock option grants (including $432,000 arising from the Panttaja acquisition) and $500,000 related to common stock sold to an officer of the Company. An additional $630,000 arose from shares of common stock issued in connection with the Panttaja acquisition which are subject to vesting. The 1999 total consists of $70,000 related to stock option grants. Deferred compensation related to stock option grants is being amortized over the four-year vesting periods of the related options. Amortization of such expense during 2000, 1999 and 1998 totaled approximately $2,160,000, $2,188,000 and
$296,000, respectively.

In 1999, the Company issued 100,000 shares of common stock in connection with the hiring of an employee, of which 80,000 of the shares vested over a five month period and were fully vested at December 31, 1999. The value of these shares at December 31, 1999 was $2,046,000, of which $800,000 has been included in operating expenses in 1999. The remaining 20,000 shares vested based on a performance based measurement. At December 31, 1999, it was unknown if these performance based measurements would be met and as such no expense on these shares had been recorded. In 2000, this employee left the Company and the Company vested the remaining 20,000 shares, and $200,000 has been included in operating expenses in 2000.

In 1999, the Company issued 75,000 shares of common stock options to two Board of Director members. Because these shares were above and beyond those to be issued in accordance with the 1999 Directors Option Plan, the Company has recorded deferred stock compensation of $4,385,000 in 1999. Operating expenses include $(174,000) and $1,117,000 in 2000 and 1999 related to the issuance of these options.

In connection with the Post acquisition, the Company assumed options to purchase 316,908 of the Company's common stock at prices ranging from $0.36 to $16.76 per share, of which 23,481 were unvested at the date of acquisition. At the date of acquisition, the Company recorded deferred stock compensation of $2,237,000. Amortization of such expense during 2000 totaled approximately $1,618,000.

In connection with the MaxMiles acquisition, the Company assumed options to purchase 21,922 of the Company's common stock at prices ranging from $0.03 to $10.44 per share, of which 17,388 were vested at the date of acquisition. At the date of acquisition, the Company recorded deferred stock compensation of $254,000. Amortization of such expense during 2000 totaled approximately $77,000.

Additional Stock Plan Information

As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method. The fair value of stock-based awards to employees has been calculated using the Black-Scholes method subsequent to its public offering in 1999, and the minimum value method in prior periods with the following weighted average assumptions: expected life, 48 months; risk-free interest 5.0% in both 2000 and 1998, and 4.6% in 1998; volatility of 148% in 2000, and 155% in the fourth quarter of 1999; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the Company's awards had been amortized to expense over their related vesting periods, the effect would have been to increase net loss to $198,220,000 ($5.03 per share) in 2000, $50,402,000 ($5.38 per share) in 1999, and $1,000 ($8.78 per share) in 1998.

8.   Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

                                                          Years Ended
                                                          December 31,
                                              ----------------------------------
                                                 2000        1999        1998
                                              ----------  ----------  ----------
                                        (In thousands, except per share amounts)

Net loss (numerator), basic and diluted       $(184,197)  $ (46,828)  $ (14,111)
                                              ==========  ==========  ==========

Shares (denominator):
Weighted average common shares outstanding       40,205      11,043       3,818
Weighted average common shares outstanding
  subject to repurchase                          (1,281)     (1,667)     (2,174)
                                              ----------  ----------  ----------

Shares used in computation, basic and diluted    38,924       9,376       1,644
                                              ==========  ==========  ==========

Net loss per share, basic and diluted         $   (4.73)  $   (4.99)  $   (8.58)
                                              ==========  ==========  ==========

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

                                                2000         1999         1998
                                               -------      -------     --------
Convertible preferred stock                         -            -       15,169
Shares of common stock subject to repurchase      448        1,205        2,106
Outstanding options                             8,483        6,371        4,089
Warrants                                          982          937          737

9.   Income Taxes

The Company's net deferred tax assets were comprised of the following (in thousands):

                                                           December 31,
                                                 -------------------------------
                                                    2000       1999       1998
                                                 ---------  ---------  ---------
Net deferred tax assets:
   Net operating loss carryforwards              $ 58,425   $ 17,933    $ 6,058
   Credit carryovers                                1,219        264        158
   Reserves and accrued liabilities                 2,514      1,331        438
   Other                                            1,000        463          -
   Deferred revenue                                 4,442      1,503        827
   Deferred stock expense, warrants                     -      3,490        380
   Deferred stock expense, employee compensation      403      1,318          -
   Basis difference in investment                  12,995          -          -
                                                 -------------------------------
                                                   80,998     26,302      7,861
Valuation allowance                               (70,681)   (25,260)    (7,757)
                                                 -------------------------------
Total net deferred tax assets                      10,317      1,042        104

   Deferred tax liabilities:
      Capitalized software                         (6,187)    (1,042)         -
      Purchased intangibles                        (4,130)         -          -
      Other                                             -          -       (104)
                                                 ---------  ---------  ---------
   Total deferred tax liabilities                 (10,317)    (1,042)      (104)
                                                 ---------  ---------  ---------

   Total net deferred tax assets                 $      -   $      -    $     -
                                                 =========  =========  =========


Deferred income taxes result from temporary differences in the recognition of certain assets and liabilities for financial statement and tax return purposes, and from net operating loss and credit carryforwards. Due to the uncertainty surrounding the realization of its net deferred tax assets, at December 31, 2000, 1999 and 1998, the Company has fully reserved its net deferred tax assets of approximately $70,681,000, $25,260,000 and $7,757,000, respectively.

The Company's effective tax rate differed from the expected benefit at the federal statutory tax rate as follows:

                                                   Years Ended
                                                   December 31,
                                        --------------------------------
                                           2000       1999        1998
                                        ---------   --------   ---------

Federal statutory tax rate                (35.0%)    (35.0%)     (35.0%)
State taxes, net of federal benefit        (5.8%)     (5.8%)      (5.7%)
Other                                      (0.1%)      3.4%       (4.2%)
Valuation allowance                        29.0%      37.4%       44.9%
Goodwill                                   11.9%       0.0%        0.0%
                                        ---------   --------   ---------
  Effective tax rate                        0.0%       0.0%        0.0%
                                        =========   ========   =========

At December 31, 2000, the Company has a net operating loss carryforward for federal income tax purposes of approximately $144,709,000 which expires through 2020. In addition, the Company has, at December 31, 2000, a net operating loss carryforward for California state income tax purposes of approximately $133,283,000 which expires through 2015.

At December 31, 2000, the Company also has research and development credit carryforwards of approximately $677,000 and $542,000 available to offset future federal and state income taxes, respectively. The federal credit expires through 2020, and the state credit carryforward has no expiration.

Included in the above net operating loss carryforwards are $14,496,000 and $9,579,000 of federal and state net operating losses related to acquisitions accounted for under the purchase method of accounting. The benefit of such losses, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense.

Included in the deferred tax assets before valuation allowance, are approximately $1,055,000 of cumulative tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized.

Current federal and California state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such "ownership change", as defined. Such a limitation could result in the expiration of carryforwards before they are utilized.

10.  Employee Benefit Plan

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 25% of their salaries up to amounts specified under the Internal Revenue Code. The Company does not contribute to this plan.

11.  Significant Customer Relationships

In 2000, Nortel Networks  accounted for approximately 25% of total revenues (see
Note 17). In 1999, no customers accounted for more than 10% of revenues. In 1998, Yahoo and Visa each accounted for approximately 46% and 13% of total revenues.

In 2000, the Company announced an agreement to create an online loyalty program for the CMGI network and its 70 member companies. As part of this relationship, CMGI received approximately 4.9% or 1,694,492 shares of the Company's outstanding common stock with a value of approximately $39,900,000. The Company also received, in exchange for its shares, 425,317 shares of CMGI outstanding common stock with a value of approximately $39,900,000. These shares are restricted from being resold until April 2001 and were recorded as Marketable Securities on the Company's balance sheet. At December 31, 2000, the Company determined that the decline in value of these shares was other than temporary and valued these at market value recording a $37,570,000 realized loss. During the fourth quarter of 2000, the Company and CMGI agreed to end their loyalty network arrangement, with the opt-in transition of existing members from the AltaVista Rewards program to the ClickRewards program.

12.  Airline Arrangements

The Company has entered into certain long-term arrangements to purchase airmiles from its airline suppliers. At December 31, 2000, the Company had prepaid for airmiles with a cost of $910,000 that are available for redemption by Members. Certain of these airmiles expire if not exchanged by Members for ClickMiles within specified time periods, including $66,000 that are subject to expiration in 2001.

The contracts require certain minimum annual airmile purchases in order for the Company to maintain its exclusivity agreement. These future minimum payments, including excise tax, are as follows (in thousands):

Year Ending December 31,
2001                             $ 4,170
2002                               4,265
                                ---------
Total                            $ 8,435
                                =========


13.  Commitments and Contingencies

The  following  is  a  schedule  of  future  lease   payments   required   under
non-cancelable operating leases, as of December 31, 2000 (in thousands):

Year Ending December 31,
2001                             $  4,991
2002                                4,584
2003                                4,462
2004                                3,463
Thereafter                          6,598
                                ----------
  Total minimum payments         $ 24,098
                                ==========


Rent expense under all rental agreements was $4,430,000 in 2000, $958,000 in 1999 and $334,000 in 1998.

In 1999, the Company entered into a seven-year operating lease for a new headquarters facility located in San Francisco, California, which commenced in March 2000 and expires in March 2007. The Company obtained a letter of credit for approximately $2,400,000 as a security deposit prior to lease commencement as required under the lease. The letter of credit is collateralized by time deposits which are included in other assets, and a portion of the letter of credit and the related time deposits may be released over the term of the lease.

In 2000, the Company entered into a four-year operating lease for new office space located in San Francisco, California, which commenced in August 2000 and expires in May 2004. The Company obtained a letter of credit for approximately $510,000 as a security deposit prior to the lease commencement as required under the lease. A line of credit for $500,000 was fully pledged against the letter of credit, and the remainder was collateralized by a time deposit which is included in other assets (see Note 5). A portion of the letter of credit and the related time deposits may be released over the term of the lease.

The Company is party to various litigation related to its patents. The Company is not engaged in any legal proceedings either that are expected individually or in the aggregate to have a material adverse effect on the Company's financial position.

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

The Company's operating businesses are organized based on the nature of products and services provided. Based on this approach, the Company classifies its businesses into three identifiable segments: Currency, Direct Marketing Services and Technical and Marketing Consulting. Certain of the Company's businesses do not meet the definition of a reportable operating segment and have been aggregated. These include the ClickRewards Network, Enterprise Incentive programs and Custom Loyalty programs which has been aggregated into Currency. Segment accounting policies are the same as the policies described in note 1.

Financial information for the Company's business segments is as follows (in thousands):

                                                          Years Ended
                                                          December 31,
                                               ---------------------------------
                                                   2000       1999       1998
                                               ----------  ----------  ---------

Revenues:
  Currency                                     $  23,954   $   2,407   $    647
  Direct marketing services                       11,842       1,115          -
  Technical and marketing consulting services      7,890       5,221          -
  Elimination of intersegment revenues              (832)       (902)         -
                                               ----------  ----------  ---------
           Consolidated revenues               $  42,854   $   7,841   $    647
                                               ==========  ==========  =========

Gain/(Loss) from operations:
  Currency                                     $ (88,476)  $ (46,443)  $(14,408)
  Direct marketing services                      (62,351)        499          -
  Technical and marketing consulting services        787      (2,075)         -
  Elimination of intersegment profits               (226)       (482)         -
                                               ----------  ----------  ---------
           Consolidated loss from operations   $(150,266)  $ (48,501)  $(14,408)
                                               ==========  ==========  =========

Assets:
  Currency                                     $ 111,474   $ 102,078   $ 17,567
  Direct marketing services                      263,282           -          -
  Technical consulting services                    1,456       2,623      4,368
                                               ----------  ----------  ---------
           Consolidated assets                 $ 376,212   $ 104,701   $ 43,623
                                               ==========  ==========  =========

Geographical Information

During the years ended 1998 and 1999, we did not recognize any revenues from international operations (which includes Canada, where Nortel is located). In the year ended 2000, we recognized 29% of our revenue from international operations.

15.  Consolidated Statements of Cash Flows Information

A reconciliation of net loss to net cash used in operating activities follows (in thousands);

                                                              Years
                                                        Ended December 31,
                                                --------------------------------
                                                   2000       1999       1998
                                                ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(184,197) $ (46,828) $ (14,111)
  Reconciliation to net cash used in operating
    activities:
    Depreciation and amortization                  77,267      4,401        629
    Deferred stock compensation expense             2,211      4,105        296
    Expenses relating to stock warrants and
      other stock arrangements                     17,070      8,595        841
    Advertising expense arising from
      barter transactions                             430      1,040        956
    Income in equity investee                        (454)         -          -
    Realized loss on marketable securities         37,570
    ClickMiles issued for services                  2,079      2,836        587
    Changes in operating assets and liabilities:
      Accounts receivable                          (3,652)    (1,276)      (201)
      Prepaid incentive awards                        624         66       (897)
      Prepaid expenses                              1,113     (1,022)       115
      Other assets                                  1,824     (2,865)      (155)
      Accounts payable                              2,868       (190)       281
      Accrued compensation and benefits             3,441      1,151        877
      Accrued redemption costs                     (2,404)    (1,089)       (78)
      Other accrued liabilities                       899      1,728        477
      Deferred revenue- product and services       21,141      7,115        848
                                                ---------- ---------- ----------

        Net cash used in operating activities   $ (22,170) $ (22,233) $  (9,535)
                                                ========== ========== ==========

16.  Quarterly Results of Operations (UNAUDITED)

Following are the quarterly results of operations for the fiscal years ended December 31, 2000 and 1999.

                                                                                  Quarters Ended
                                                            -----------------------------------------------------
                                                              Dec. 31,     Sept. 30,      June 30,      Mar. 31,
                                                                2000          2000          2000         2000
                                                            -----------   -----------   -----------   -----------
                                                                      (in thousands, except per share amounts)
Revenues:
  Product revenues                                           $   5,674     $   3,146     $   1,152     $     487
  Program-related services                                       4,771         4,943         2,136         1,645
  Direct marketing services                                      3,911         3,112         3,010         1,320
  Technical and marketing consulting services                    3,056           658         2,647         1,186
                                                            -----------   -----------   -----------   -----------
    Total revenues                                              17,412        11,859         8,945         4,638
                                                            -----------   -----------   -----------   -----------

Costs and expenses:
  Cost of product revenues                                       5,250         2,714           963           408
  Program-related services, marketing and support costs         12,308        10,171         8,486         7,706
  Cost of direct marketing services                              2,111         1,984         1,656           184
  Cost of technical and marketing consulting services            1,575           480         1,420           474
  Research and development                                       4,234         3,403         2,990         1,653
  Selling, general and administrative                           10,242        10,312         9,432         4,786
  Amortization of deferred stock compensation,
   supplier stock awards and intangibles                        29,101        27,935        27,449         3,693
                                                            -----------   -----------   -----------   -----------
    Total costs and expenses                                    64,821        56,999        52,396        18,904
                                                            -----------   -----------   -----------   -----------
Loss from operations                                           (47,409)      (45,140)      (43,451)      (14,266)
Interest income, net                                               514           852           642         1,177
Income in equity investee                                          454             -             -             -
Realized loss on marketable securities                         (37,570)            -             -             -
                                                            -----------   -----------   -----------   -----------
Net loss                                                     $ (84,011)    $ (44,288)    $ (42,809)    $ (13,089)
                                                            ===========   ===========   ===========   ===========

Net loss per share--basic and diluted                        $   (1.99)    $   (1.06)    $   (1.07)    $   (0.40)
                                                            ===========   ===========   ===========   ===========
Shares used in computing per share amounts--
  basic and diluted                                             42,307        41,964        39,902        32,590
                                                            ===========   ===========   ===========   ===========

                                                              Dec. 31,     Sept. 30,      June 30,      Mar. 31,
                                                                1999          1999          1999         1999
                                                            -----------   -----------   -----------   -----------
                                                                      (in thousands, except per share amounts)
Revenues:
  Product revenues                                           $     179     $     464     $     113     $     103
  Program-related services                                         736           398           297           117
  Direct marketing services                                      1,045            56            14             -
  Technical and marketing consulting services                      857         1,085           941         1,436
                                                            -----------   -----------   -----------   -----------
    Total revenues                                               2,817         2,003         1,365         1,656
                                                            -----------   -----------   -----------   -----------

Costs and expenses:
  Cost of product revenues                                         230           553            93            92
  Program-related services, marketing and support costs          5,889         7,059         4,983         4,538
  Cost of direct marketing services                                545             -             -             -
  Cost of technical and marketing consulting services              680           880           679           817
  Research and development                                       1,668         1,663           844         1,087
  Selling, general and administrative                            4,188         1,842         2,261         1,318
  Amortization of deferred stock compensation,
    supplier stock awards and intangibles                        9,558         1,970         1,397         1,508
                                                            -----------   -----------   -----------   -----------
    Total costs and expenses                                    22,758        13,967        10,257         9,360
                                                            -----------   -----------   -----------   -----------
Loss from operations                                           (19,941)      (11,964)       (8,892)       (7,704)
Interest income, net                                               850           376           351            96
                                                            -----------   -----------   -----------   -----------
Net loss                                                     $ (19,091)    $ (11,588)    $  (8,541)    $  (7,608)
                                                            ===========   ===========   ===========   ===========

Net loss per share--basic and diluted                        $   (0.70)    $   (3.12)    $   (2.56)    $   (2.53)
                                                            ===========   ===========   ===========   ===========
Shares used in computing per share amounts--
  basic and diluted                                             27,212         3,711         3,330         3,004
                                                            ===========   ===========   ===========   ===========


17. Subsequent Events

In January 2001, the Company entered into a partnership with seven Japanese companies including Itochu Corporation, Dentsu.com Inc., JCB Co., Ltd., Itochu Techno-Science Corporation, Itochu IT Capital, Inc., cyber communications inc., and EC-One, Inc. to form a joint venture, Customer Loyalty Network K.K. The joint venture will exclusively license from Netcentives certain use of its technology infrastructure and trademarks. In January 2001, the Company invested $431,000 in Customer Loyalty Network KK.

On April 2, 2001, the Company announced a cost reduction plan. The plan includes a decline in contract labor, cuts in administrative, travel and capital expenditures, and a reduction in work force of approximately 120 people. As a result of the reduction in force, the Company will be recognizing costs of approximately $700,000 in its second quarter 2001 financial statements.

In addition, due to economic conditions, the Company has seen changes in its relationship with Nortel, which launched their employee-based incentive system powered by the Company in June 2000. While the Company expects Nortel to significantly decrease program volume levels for at least the second quarter, on a longer term basis Nortel has indicated that the program is an important tool for its employee retention and productivity. A copy of the Company's press release is attached as Exhibit 99.1 hereto and incorporated by reference herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


Certain information required by Part III is omitted from this report because the Registrant will file its 2001 Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A as promulgated by the U.S. Securities and Exchange Commission for its Annual Meeting of Shareholders to be held June 6, 2001.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in the Registrant's 2001 Proxy Statement.

Executive Officers of the Company

The executive officers of the Company and their ages, as of March 19, 2001 are as follows:

Name                  Age          Position

West Shell III        46           Chairman of the Board of Directors

Eric Larsen           48           Chief Executive Officer and President

Elizabeth S. Ames     43           Senior Vice President, Product
                                   Development & Services

Kamal Arafeh          37           Senior Vice President, Sales

Hans-Peter Brondmo    38           Fellow

Murray Brozinsky      36           President, Loyalty Solutions

Tim J. O. Catlin      36           Chief Technical Officer

Kevin Johnson         36           Senior Vice President,

Steve Koenig          38           Vice President, Strategic Consulting

John F. Longinotti    55           Chief Operating Officer

Judith A. Player      44           Vice President, General Counsel

Edward Fong Soo Hoo   48           Senior Vice President, Global
                                   Development

Mr. West Shell was elected to our Board of Directors in January 1997 and as Chairman of the Board of Directors in July 1999. He served as our President and Chief Executive Officer from June 1997 up to January 2000. From January 2000 to March 2001, Mr. Shell served as the Chief Executive Officer. As of March 30, 2001 Mr. Shell continues to serve as Chairman of the Board. In 1986, Mr. Shell founded Pacific Marketing Group (subsequently Highway One Communications), a marketing firm, and acted as its Managing Partner until November 1996. Prior to founding Pacific Marketing Group, Mr. Shell held marketing positions at Atari Corp., a video game manufacturer, Johnson & Johnson, a healthcare products company, and Grey Advertising Inc., an advertising agency. Mr. Shell holds a B.S. in Business Administration from the University of Vermont.

Mr. Eric Larsen joined Netcentives as our President and was elected to our Board of Directors in January 2000. As of March 30, 2001 Mr. Larsen has served as the President and Chief Executive Officer. Prior to joining Netcentives, Mr. Larsen held the position of President with Impiric, formerly Wunderman Cato Johnson, which he joined in 1998. From 1996 to 1998, Mr. Larsen served as vice president of Global Client Care at Gateway Computers. From 1995 to 1996, Mr. Larsen co-founded and was employed by M(2) Communications. From 1987 to 1995, Mr. Larsen was employed by Apple Computer where he spent nine years in various capacitates, including serving as marketing director for Apple's North American Customer Communications division and as a regional sales manager. Mr. Larsen received his undergraduate education at the University of Iowa.

Ms. Elizabeth Ames joined Netcentives in November 1998 and has served us in a variety of capacities since that time, including currently as Senior Vice President, Product Development & Services. From July 1999 until May 2000, Ms. Ames served as the Senior Vice President and General Manager, Loyalty Networks. From May 1998 to November 1998, Ms. Ames was General Manager, Internet Merchant Group at VeriFone, Inc., an electronic payment system company, where she had profit and loss responsibility for sales, marketing and product development for the Internet merchant market. While at VeriFone, Ms. Ames also served as Director, Product Marketing, Internet Commerce Division from June 1997 to May 1998. From October 1996 to June 1997, Ms. Ames was an independent consultant with a focus on Internet commerce and marketing technology. From November 1995 to October 1996, Ms. Ames was Vice President, Product Development at Eagle River Interactive, an interactive advertising agency. From January 1994 to November 1995, Ms. Ames was a Principal at Opus Consulting, a strategic marketing and Internet consulting group. Prior to 1994, Ms. Ames held a variety of positions with Apple Computer, Inc., a computer manufacturer. Ms. Ames holds a B.F.A. from the Hartford Art School at the University of Hartford and an M.B.A. from Southern Methodist University.

Mr. Kamal Arafeh joined Netcentives as Senior Vice President, Sales, in February 2001. Just before joining Netcentives, Mr. Arafeh was the Vice President, Global Accounts and Telesales with Broadvision. Between 1997 and 2000, Mr. Arafeh served, first, as Vice President, North American Channel Sales and then as Vice President, U.S. Sales (Magic Solution Division) of Broadvision. From 1995 to 1996, Mr. Arafeh was a Corporate Development Executive in the Personal Productivity Products Division with Texas Instruments. From 1988 to 1995, Mr. Arafeh was an Account Manager with Zenith Data Systems. Mr. Arafeh holds a B.A. from Johnson & Wales University.

Mr. Hans-Peter Brondmo serves as the first Netcentives fellow responsible for corporate strategy and evangelizing next generation relationship marketing. Mr. Brondmo founded Post Communications in 1996 and developed email marketing programs for known online and offline brands including Victoria's Secret, Palm and Petopia. Mr. Brondmo holds a B.S. degree from the Massachusetts Institute of Technology and did his Master's research at the MIT Media Lab.

Mr. Murray Brozinsky joined Netcentives in April 1998 and has served us in a variety of capacities since that time, including currently as President, Loyalty Solutions and Managing Director, North America, a position he has held since July 1999. From September 1994 to April 1998, Mr. Brozinsky was a consultant with the Boston Consulting Group, a management consulting firm, where he specialized in developing e-commerce strategies for high technology and financial services clients. Prior to September 1994, Mr. Brozinsky served as the Director of Finance at McCaw Cellular Communications Inc., a cellular telecommunications company, General Manager of Monitor Marine, a subsidiary of Monitor Aerospace Corporation, a high technology manufacturing company, and as an investment banker with Morgan Stanley and Company, Inc., an investment bank. Mr. Brozinsky holds a B.S. in Finance and a B.A. in Philosophy from the University of Pennsylvania and an M.B.A. in management and manufacturing from Northwestern University's Kellogg and McCormick schools.

Mr.  Tim Catlin  joined  Netcentives  in  November  1996 as our Vice  President,
Research & Development and became our Senior Vice President, Research & Development in July 1999. From July 1996 to October 1996, Mr. Catlin was Senior Director of Engineering at Eagle River Interactive. From March 1995 to July 1996, Mr. Catlin was an Engineering Manager at Intuit, Inc., a financial software company. From September 1993 to January 1995, Mr. Catlin was President and Chief Executive Officer of Streetlight Software, Inc., a software services company. Mr. Catlin holds a B.A. in Computer Science from Brown University.

Mr. Kevin Johnson joined Netcentives as Senior Vice President, Client Services, Email Marketing Group in December 2001. Just prior to joining Netcentives, Mr. Johnson founded and launched Passporta.com. From 1993 to 1999, Mr. Johnson served in a variety of positions with The Boston Consulting Group including Manager, Case Leader and Consultant in the United States and the Asia. Mr. Johnson holds an M.B.A.from the Stanford Graduate School of Business and a B.A. from the University of California at Berkeley.

Mr. Steve Koenig joined Netcentives as Vice President, Strategic Consulting, in January 2001. From 1998 to 2001, Mr. Koenig served as General Manager and Senior Client Partner of Viant Corporation. From 1994 to 1998, Mr. Koenig served in two roles with Strategic Decisions Group: Independent Marketing Consultant and Senior Associate. Mr. Koenig holds an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Koenig holds an M.S., Engineering Economic Systems, and B.A., Mathematical Sciences, from Stanford University.

Mr. Jack Longinotti joined Netcentives in January 1998 and has served as our Executive Vice President, Operations since July 1999 and as Chief Financial Officer since January 1998. Mr. Longinotti served as a consultant to Netcentives from October 1997 to January 1998. From April 1995 to January 1998 he was an independent consultant in an operational and financial consulting practice. From July 1993 to March 1995 Mr. Longinotti was Chief Executive Officer of Digital Collections, Inc., a graphics software and multimedia firm. Mr. Longinotti started his career at U.S. Leasing International where he spent sixteen years in a variety of executive positions, followed by two years at AT&T Capital. Mr. Longinotti holds a B.S. in Engineering from Stanford University and an M.B.A. from the University of California at Berkeley's Haas School of Business.

Ms. Judith Player, Vice President, General Counsel, joined Netcentives in December 2000. Prior to joining Netcentives, Ms. Player served as Corporate Counsel with Hewlett-Packard Company from October 1999. From June 1997 to October 1999, Ms. Player was Senior Group Counsel, Enterprise Computing Group, Telecommunications Group. From December 1995 to June 1996, Ms. Player served as Corporate Counsel of Informix Software, Inc. Ms. Player holds a J.D. from the University of Connecticut, School of Law, an M.B.A. from San Jose State University and a B.A. from Ithaca College.

Mr. Ed Soo Hoo has served as our Senior Vice President, Corporate Development since March 1998. From September 1997 to March 1998, Mr. Soo Hoo was Executive Vice President of Sales at Quote.com, Inc., a Web-based financial services information company. From February 1996 to September 1997, Mr. Soo Hoo was Director of Business Development at CyberCash, Inc., an Internet commerce payment solutions company. From January 1994 to February 1996, Mr. Soo Hoo was Business Development Manager, OEM at Novell, Inc., a network operating systems manufacturer. Mr. Soo Hoo studied business administration at both the University of San Francisco and California State University, Hayward.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Compensation of Executive Officers" in the Company's 2001 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required by this item is  incorporated  by reference into this
Form  10-K  from  the   information   set  forth  under  the  caption   "Certain
Relationships and Related Transactions" in the Company's 2001 Proxy Statement.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are included in this report.

Exhibit No.                                Description

2.1* Agreement and Plan of Merger among the Netcentives Inc., Brown Dog Acquisition Corporation and UVN Holdings, Inc.

2.2**               Agreement   and  Plan  of   Reorganization   by  and   among
                    Netcentives  Inc.,  Arachnid  Acquisition   Corporation  and
                    MaxMiles, Inc.

2.3***              Agreement   and  Plan  of   Reorganization   by  and   among
                    Netcentives Inc., Correspondence Acquisition Corporation and Post Communications, Inc.

3.1****             Amended and Restated  Certificate  of  Incorporation  of the
                    Registrant.

3.2****             Bylaws of the Registrant.

3.3****             Form of Amended and Restated Certificate of Incorporation.

3.4****             Form of Amended and Restated Bylaws.

4.1****             Form of Netcentives common stock certificate.

10.1**** Form of Indemnification Agreement for directors and officers of Netcentives.

10.2**** 1996 Stock Option Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

10.3**** 1999 Employee Stock Purchase Plan and form of subscription agreement.

10.4**** 1999 Directors' Stock Option Plan and form of stock option agreement.

10.8****            Confidential  Advantage   Participation   Agreement  between
                    American Airlines, Inc. and Netcentives Inc. dated August 19, 1997.

10.12****           Amended and Restated Supply Agreement  between Mileage Plus,
                    Inc. and Netcentives Inc. dated September 9, 1999.

10.16****           Office Lease between Netcentives and SKS Brannan Associates,
                    LLC dated May 5, 1999.

10.17****           Employment Agreement between Netcentives and West Shell, III dated June 26, 1997 and Amendment to Employment Agreement dated October 29, 1998.

10.18****           Change of Control Agreement between  Netcentives and John F.
                    Longinotti dated January 15, 1998.

10.19****           Amended and Restated Rights  Agreement  between  Netcentives and certain stockholders dated March 19, 1999.

Exhibit No.                                Description

10.21****           Internet  Services and  Products  Agreement  between  Exodus
                    Communications,  Inc. and  Netcentives  Inc. dated August 1,
                    1997.

10.22*****+         Interactive Marketing and Software Distribution Agreement by
                    and between America Online, Inc. and Netcentives Inc. dated as of January 28,2000.

10.23+ (Page 61)    Master  Services  Agreement  between  Netcentives  Inc.  and
                    Nortel Networks Limited dated February 7, 2000.

10.24  (Page 94)    BT   Commercial   Sublease   dated  July  20,  2000  between
                    Netcentives   Inc.  and   Pets.com,   and   Assignment   and
                    Termination Agreement between Netcentives Inc., Pets.com and the Paulsen Family Partnership dated December 22, 2000.

21.1***             Subsidiaries of the Registrant.

23.1   (Page 106)   Independent Auditors' Consent.

99.1   (Page 107)   News release dated April 2, 2001.

* Incorporated by reference to the exhibit with the same numerical designation filed as part of the Report on Form 8-K of the Registrant dated March 3, 2000, filed with the SEC on March 20, 2000.
** Incorporated by reference to the exhibit with the same numerical designation filed as part of the Company's Report on form 10-Q for the quarterly period ended March 31, 2000 filed with the SEC on May 15, 2000.
*** Incorporated by reference to the exhibit designated 2.1 filed as part of the Company's Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the SEC on August 14, 2000.
**** Incorporated   by  reference  to  the  exhibit  with  the  same   numerical
     designation filed as part of the Company's Registration Statement 333-83443, as amended, declared effective on October 19, 1999. ***** Incorporated by reference to the exhibit with the same numerical designation filed as part of the Company's Report on Form 8-K of the Registrant dated January 23, 2000, filed with the SEC on February 15, 2000.
+    Confidential Treatment Requested.

(b) The following financial statements and schedules are filed as part of this report:

      (page 27)     Independent  Auditors' Report
      (page 28)     Consolidated Balance Sheets at December 31, 2000 and 1999
      (page 29)     Consolidated  Statements of  Operations  for the years ended
                    December 31, 2000, 1999 and 1998
      (page 30)     Consolidated  Statements  of  Stockholders'  Equity  for the
                    years ended December 31, 2000, 1999 and 1998
      (page 33)     Consolidated  Statements  of Cash Flows for the years  ended
                    December 31, 2000, 1999 and 1998
      (page 34)     Notes to Consolidated Financial Statements
      (page 59)     Schedule II-Valuation and Qualifying Accounts

                                  SCHEDULE II

                                NETCENTIVES INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                             Additions
                                Balance at      and     Write-offs
                                 Beginning   Charges to     and       Balance at
                                 of Year      Expenses   Deductions  End of Year
                                ----------   ---------- -----------  -----------

Description
Year Ended December 31, 1998
Accounts receivable allowance      $   -       $   -        $   -       $   -
                                  =======     =======      =======     =======

Year Ended December 31, 1999
Accounts receivable allowance      $   -       $  50        $   -       $  50
                                  =======     =======      =======     =======
Year Ended December 31, 2000
Accounts receivable allowance      $  50       $ 685        $ 188       $ 547
                                  =======     =======      =======     =======


(c)  Reports on Form 8-K:

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NETCENTIVES INC.

Date: March 30, 2001          By:       /s/ John F. Longinotti
                                        ----------------------
                                        John   F.   Longinotti,   Executive
                                        Vice President, COO and CFO

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

     Signature                        Title                          Date
     ---------                        -----                          ----

/s/ West Shell III        Chairman of the Board of Directors    March 30, 2001
----------------------
   (West Shell III)

/s/ John F. Longinotti    Executive Vice President,  Chief      March 30, 2001
----------------------
   (John F. Longinotti)    Operating  Officer and Chief
                          Financial  Officer  (Principal
                         Financial and Accounting Officer)

/s/ Stewart Alsop                   Director                    March 30, 2001
----------------------
   (Stewart Alsop)

/s/ Tom Byers                       Director                    March 30, 2001
----------------------
   (Tom Byers)

/s/ Eric Larsen               President, Chief Executive        March 30, 2001
----------------------
   (Eric Larsen)                 Officer and Director
                             (Principal Executive Officer)

/s/ Michael Solomon                 Director                    March 30, 2001
----------------------
   (Michael Solomon)

/s/ Virginia Turezyn                Director                    March 30, 2001
----------------------
  (Virginia Turezyn)

/s/ Wendell Van Auken               Director                    March 30, 2001
----------------------
  (Wendell Van Auken)

                                                                   Exhibit 10.23


                                              Nortel Agreement No. 142330/010502
                                              Contractor Agreement No. _________

                            MASTER SERVICES AGREEMENT

Master Services Agreement ("Agreement") by and between Nortel Networks Limited, a corporation incorporated under the laws of Canada, having an office at 8200 Dixie Road, Suite 100, Brampton, Ontario L6T 5P6 ("Nortel") and Netcentives Inc., a corporation incorporated under the laws of Delaware, having an office at 475 Brannan Street, San Francisco, California 94107 ("Contractor" or "Netcentives") effective as of February 7, 2000 ("Effective Date"):

     WHEREAS, Nortel and Contractor desire to agree on the provisions applicable to the obtaining of Services (as defined in Section 1) from Contractor by Nortel or any entity of which Nortel directly or indirectly either owns at least fifty percent (50%) of the voting securities of any such entity, or, for an unincorporated entity, may exercise at least fifty percent (50%) of the voting power of any such entity (each, including Nortel, a "Nortel Company");

     NOW, THEREFORE, in consideration of the mutual promises herein contained, Nortel and Contractor hereby agree as follows:

1. Orders, Blanket Orders and Releases. Any Nortel Company may, but shall not be obligated to, issue purchase orders ("Orders") for the services described generally in Exhibit A ("Services") during the Term (as defined in Section 5). Exhibit A is attached hereto and incorporated herein by reference. An Order issued hereunder shall create contractual rights and obligations solely between the Nortel Company which issued the Order and Contractor, and no Nortel Company shall have any obligation or liability to Contractor with respect to an Order not issued by it. Contractor shall supply Services specified in any Order in a timely manner and to the satisfaction of the Nortel Company which issued the Order. If a Nortel Company provides Contractor with a forecast or estimate of the volume of Services that it may order, Contractor acknowledges that neither such Nortel Company nor any other Nortel Company shall be obligated to submit an Order for all or any portion of such forecast or estimate.
     Any Nortel Company may, for its convenience, issue Orders during the Term which do not set forth a quantity of particular Services, a particular time period or milestone start or completion dates for such Services, which quantity, time periods and/or milestone start and completion dates, as applicable, shall subsequently be set forth in a release document issued by such Nortel Company pursuant to such an Order ("Release"). All Releases for the purposes of this Agreement shall be included in the term "Order."
     An Order or Release, or attachments thereto, may set forth the following, as applicable:
          (a) type of Services to be supplied, including:
               (i) specific description of Services for a particular project
               (ii) milestone descriptions
          (b)  the anticipated time period for the supply of Services;
               (i)  milestone start and completion dates
          (c)  description of Deliverables (as defined in Section 6) including:
               (i)  form or media
               (ii) due date

  *  Material has been redacted pursuant to a request for confidential treatment

          (d) fees for project or rates for supply of Services, such Services being supplied by Workers of Contractor; "Workers" shall mean all employees, agents (including without limitation employees of such agents) and sub-contractors (including without limitation employees of such sub-contractors) of Contractor who supply Services;
          (e)  maximum amount of the fees for Services;
          (f)  payment schedule and payment milestones;
          (g)  acceptance criteria for Services and/or the Deliverables;
          (h)  location where Services shall be supplied;
          (i)  the location where invoices shall be rendered for payment;
          (j) the identity of Nortel Company Coordinator who will be the primary contact for the designated Services; and
          (k) equipment and/or software to be provided by and used by Contractor in the supply of Services.

     Notwithstanding that an Order does not refer to this Agreement, any Order issued for Services by a Nortel Company during the Term shall be deemed to have been issued pursuant to this Agreement unless the parties expressly agree in writing to the contrary.

2.   Nortel  Company   Coordinator.   Contractor  shall  address  all  questions
regarding an Order, and shall submit all Deliverables to, the applicable Nortel Company Coordinator.

3. Fees, Expenses, Taxes. The fees or rates specified in Exhibit A shall remain in effect throughout the Term; provided, however, that if Contractor notifies Nortel in writing prior to the first day of the last * of the first * (*) * of the Term that Contractor wishes the parties to review the rates set forth in Exhibit A, the parties shall so review such rates and negotiate any changes in those rates, based upon *, proposed for the * (*) months of the Term. If (a) Contractor does not so notify Nortel in writing or (b) the parties, after so negotiating *, the rates specified in Exhibit A shall continue for the * (*)
* of the Term. Any revised rates mutually agreed upon by the parties shall be set forth in an amendment to this Agreement.

     No Nortel Company shall be charged for Services in excess of the applicable rates or project fees specified in Exhibit A. In no event shall a Nortel Company be liable to pay any fees in excess of the relevant limitations stated on the face of, or in attachments to, the applicable Order. A Nortel Company and Contractor may by mutual agreement in writing add to this Agreement services not described in Exhibit A and the project fees or rates applicable thereto. Unless otherwise specified in an Order, Contractor shall only issue an invoice for the fees for Services as follows: (a) with respect to Services supplied on an hourly basis, not more often than one time per month and (b) with respect to Services supplied on a project basis, not until Services are accepted by the Nortel Company which issued the Order. The invoice shall be paid within * (*) days or the amount of time specified in the Exhibits attached hereto, after the date of invoice provided that the Nortel Company Coordinator has approved such invoice(s) for payment.

     The Nortel Company which issued the Order shall reimburse Contractor for approved reasonable expenses identified in Exhibit A which are incurred and paid by Contractor in connection with the fulfillment of an Order issued by such Nortel Company, provided:

     a. such Nortel Company has authorized the incurrence of such expenses in writing in advance; and

     b. such expenses do not exceed the allowances such Nortel Company makes for its own employees, if applicable.

  *  Material has been redacted pursuant to a request for confidential treatment

     Contractor shall invoice such Nortel Company for such authorized expenses no less often than monthly. All invoices shall be substantiated with receipts or other evidence of payment and shall be subject to audit by such Nortel Company.

     Other than the reimbursement of the above-approved expenses, in no event shall any Nortel Company be liable for any costs or expenses incurred in the course of a Worker supplying Services.

     The Nortel Company which issued the Order shall withhold the amount of any tax required to be withheld from payments made to Contractor pursuant to this Agreement. To assist in obtaining any tax credits for the amounts withheld from payments made to Contractor, Nortel Company shall promptly furnish Contractor with such evidence as may be required by the applicable taxing authorities to establish that any such tax has been paid.

     Such Nortel Company shall pay to Contractor the amount of any applicable sales, use or service tax which Contractor may be required to collect because of its performance of this Agreement, except for any franchise tax, withholding tax (as described above) or any tax imposed on Contractor's net income, provided Contractor identifies any such tax as a separate line item on each invoice it submits for the payment of fees, failing which, the amount of any such tax shall be deemed to have been (a) included in the fees for Services and (b) paid in full when payment is made for the fees for Services to which they apply. Notwithstanding the foregoing, Contractor has relied on the advice of Nortel in excluding GST tax from the invoices issued pursuant to this Agreement. Accordingly, Contractor reserves the right to retroactively include such tax in future invoices if required.

4. Reports and Inspections. In connection with the Services, Contractor shall, in addition to reports described elsewhere in this Section 4, provide reports to Nortel or to the applicable Nortel Company, containing information as specified by Nortel or Nortel Company, in a format and on a schedule as set forth in the Exhibits attached hereto, and such reports shall be subject to verification and audit.

     Upon written request by Nortel, thirty (30) days after the end of each calendar year, Contractor shall prepare and submit to Nortel, c/o Contract Manager, Nortel Networks Supply Management identified in Section 24, an annual report, in a manner and form acceptable to Nortel, identifying those Workers who have supplied Services pursuant to this Agreement in the United States on a substantially full-time basis for at least one (1) year. In addition, upon written request, Contractor shall provide within thirty (30) days of the end of a calendar year a certification that the representations contained in Section 10 hereof are true and correct in all material respects as of the date of such annual certification with the same effect as if such representation were made on and as of such date.

     Contractor shall prepare and submit to Nortel, c/o Contract Manager, Nortel Networks Supply Management identified in Section 24, monthly reports, in a manner and form acceptable to Nortel, identifying those Workers who have supplied Services pursuant to this Agreement for forty (40) weeks or longer immediately preceding the date of such report.


  *  Material has been redacted pursuant to a request for confidential treatment

     * during the * of the term and * thereafter, Nortel and any of its authorized representatives shall have the right during ordinary business hours to visit and inspect Contractor's facilities and/or any systems or processes pertaining to the supply of Services under this Agreement. Contractor shall provide all reasonable facilities and assistance for the safety and convenience of such visitors and inspectors during their visits, including making personnel engaged, whether directly or indirectly, in the supply of Services available for consultation at all reasonable times. Every visitor and inspector attending at any facility of Contractor or other relevant site shall comply at all times with all applicable safety and security rules and regulations established by the Contractor or other relevant party.

5. Term. The term of this Agreement shall commence as of the Effective Date and shall expire * (*) * thereafter, unless sooner terminated as hereinafter provided ("Term"). To the extent that any Services have not been completed by the end of the Term, all of the provisions of this Agreement shall continue to govern such Services. The Term may be renewed or extended pursuant to the mutual written agreement of the parties. If Contractor is acquired, merged or sold to a Direct Competitor of Nortel (as defined below), Nortel reserves the right to terminate this Agreement immediately upon written notice. If Nortel acquires a Direct Competitor of Netcentives (as defined below), Contractor reserves the right to terminate this Agreement immediately upon written notice. A "Direct Competitor of Nortel" means (a) any entity listed in Exhibit C and/or (b) any Affiliate (as defined herein) of any entity listed in Exhibit C, provided that Nortel may amend Exhibit C no more than once per quarter with Contractor's prior written consent, which shall not be unreasonably withheld or delayed. A "Direct Competitor of Netcentives" means (a) any entity listed in Exhibit D and/or (b) any Affiliate (as defined herein) of any entity listed in Exhibit D, provided that Contractor may amend Exhibit D no more than once per quarter with Nortel's prior written consent, which shall not be unreasonably withheld or delayed.

6. Rights in Data. Contractor and Nortel acknowledge that the consulting services to be provided by Contractor to Nortel under this Agreement may result in the development of original written material, inventions, discoveries or improvements, and therefore agree as follows:

a. Nortel Materials. Contractor * to Nortel to operate the software developed under this Agreement (the "Software") for the sole purpose of operating the Nortel System. This * may be used solely for the benefit of Nortel by Nortel, its subsidiaries or an authorized agent of Nortel . This * may not be transferred or sold to any other entity. Nortel shall own (a) * including * Nortel under this Agreement, (b) all Nortel branded web pages and (c) any software * the of * with Nortel's *. This Section 6.1 * developed by * and * of
* Nortel hereunder; provided, however, that * of the *.

6.2 Uses of Concepts. Any ideas, concepts, know-how or techniques relating to data processing that are developed during the course of performance of services under this Agreement, * or * Nortel, * provided that Section 8 (Confidentiality Information) is adhered to.

6.3 Ownership of Inventions. Each invention, discovery or improvement that includes ideas, concepts, know-how or techniques relating to data processing developed pursuant to this Agreement shall be treated *.

6.4 Other Contractor Activities. This Agreement shall not preclude Contractor from * Nortel.

6.5 Contractor shall execute and have Workers execute, without charge to the Nortel Company which issued the Order, a " Confidentiality and Invention Assignment Agreement" in the form of Exhibit B Attached hereto and incorporated herein by reference.


  *  Material has been redacted pursuant to a request for confidential treatment

6.6 Contractor represents and warrants that it (a) is the sole and exclusive owner of Deliverables and the Intellectual Property Rights therein, (b) has the free, clear and absolute right to sell, transfer, assign and convey the same to the applicable Nortel Company, (c) has obtained and possesses the written waiver of any and all moral rights which may be held by all creators of Deliverables, including Workers, and (d) has obtained and possesses the written agreement of all creators of Deliverables, including Workers, selling, transferring, assigning and conveying to Contractor unrestricted and complete right, title and interest in such persons' contributions to Deliverables and the Intellectual
Property Rights in such contributions (including, without limitation, the unrestricted right of Contractor to further sell, transfer, assign and convey such right, title and interest to such Nortel Company).

7.   Warranties.

     Contractor represents and warrants that (a) Services shall be supplied in a professional and highly skilled manner and to standards not less than those generally accepted in the industry and (b) Deliverables shall (i) conform to the specifications or other requirements of this Agreement or requirements, if any, which are described on or attached to a particular Order and (ii) shall be free from defects in material and workmanship for twelve (12) months following the date of acceptance by the Nortel Company which issued the Order except to the extent that such defects in material and workmanship are solely attributable to specific Nortel Company instructions or directions, including without limitation any instructions or directions with respect to testing.

     Contractor further represents and warrants that a) Deliverables which are comprised of software or other technology that processes date and time related data and b) any software or systems of Contractor used by Contractor in the supply of Services or performance of this Agreement in any way ("Contractor Systems") shall (i) process date and time related data without causing any processing interruptions, abnormal terminations, or changes in performance characteristics, and (ii) shall process and manipulate all date and time related functions correctly. Without limiting the generality of the foregoing, such Contractor Systems and Deliverables shall:

(w) correctly handle date and time related data before, during and after January 1, 2000, including but not limited to accepting date and time input, providing date and time output, and performing ongoing operations on dates and times and portions of dates and times including, but not limited to, calculating, comparing and sequencing of dates and times (in both forward and backward operations spanning century boundaries);

(x) correctly handle leap year calculations including, but not limited to, identification of leap years, interval calculations (in both forward and backward operations spanning century boundaries), day-in-year calculations, day-of-the-week calculations, and week-of-the-year calculations);

(y) correctly handle all two digit date and time related input in a manner that resolves ambiguity as to century in a disclosed, defined and predetermined manner; and

(z) correctly store, retrieve and provide output of all date and time data in a manner that is unambiguous as to century.


  *  Material has been redacted pursuant to a request for confidential treatment

     Contractor shall use commercially reasonable efforts to correct any failure of Contractor Systems, Services or Deliverables to conform to the above warranties on a timely basis except where such failure is solely attributable to specific Nortel Company instructions or directions, including without limitation any instructions or directions with respect to testing and/or the combination of the Deliverables with software or other technology that process date and time related data not supplied by Contractor. Notwithstanding the foregoing, Contractor shall honor for the benefit of the Nortel Company which issued the Order the terms of its standard warranties with respect to services and/or Deliverables to the extent any such standard warranties exceed in either scope or duration the above warranties.

     Any provisions of this Agreement that tend to limit or eliminate the liability of Contractor shall have no application with respect to the year 2000 compliance warranty set out above.

     Each party to this Agreement represents and warrants to the other that (a) such party has the full corporate right, power, and authority to enter into this Agreement and perform the acts required of it hereunder, (b) the execution of this Agreement by such party, and the performance by such party of its obligations and duties hereunder, do not and will not violate any agreement to which such party is a party or by which it is otherwise bound, and (c) when executed and delivered by such party, this Agreement will constitute the legal, valid and binding obligation of such party, enforceable against such party in accordance with its terms.

     Except for the express warranties stated in this Section, Contractor makes no warranty, express, implied, statutory or otherwise, with respect to the Services and Deliverables, and Contractor specifically disclaims any implied warranties of title, merchantability, fitness for a particular purpose, freedom from computer virus, and any implied warranties arising from course of dealing or course of performance.

8. Confidential Information and Publicity. Contractor considers Contractor's information relating to pricing and any personal information regarding Workers disclosed to a Nortel Company in a resume or similar document to be confidential. Nortel Company agrees to utilize the same degree of care as Nortel Company uses with respect to its own information of a similar nature to not disclose the information set forth herein to parties other than employees of Nortel or the other Nortel Companies having a need to know in order to place Orders under this Agreement.

     Any information provided by a party (the "Discloser") to the other party (the "Recipient") in connection with the negotiation or performance of this Agreement or any Order, regardless of form, including, but not limited (note; we will be adding to this list to make it more comprehensive) to technical drawings and manuals, designs and concepts; software programs, routines, formulae and concepts; production plans, designs, layouts and schedules; marketing analyses, plans, customer data and surveys; all matters relating to any Discloser's finances and personnel; and all Deliverables, shall be deemed to be confidential information of the Discloser , except if such information is (a) in or becomes part of the public domain through no fault of Recipient, (b) disclosed to Recipient by a third party without restriction, (c) known to Recipient at the time of disclosure and is so documented or (d) independently developed by Recipient without access to any information furnished to it by Discloser and is so documented ("Confidential Information"). All Confidential Information shall be held in confidence by Recipient and, if in written form, returned to the Discloser upon its request. Recipient shall (w) not reproduce the Confidential Information without the written consent of the Discloser , (x) not use the Confidential Information for any purpose other than the satisfaction of
Recipient's obligations under this Agreement and (y) not divulge the Confidential Information other than to its employees and consultants with a bona fide need to know and (z) cause each Worker to execute a "Confidentiality and Inventions Assignment Agreement " and provide copies as described in Section 6. All Confidential Information shall be owned and remain the sole and exclusive property of the Discloser, and all rights to Confidential Information shall be held in trust by Recipient for the exclusive benefit of such Discloser. Recipient acknowledges that monetary damages may not be adequate in the event of a default of this Section by Recipient, and the Discloser shall be entitled to injunctive or other affirmative relief and/or to give notice of default pursuant to Section 17, or both. Contractor shall be liable for any losses arising from the failure of Workers, for whatever reason, to execute the form of agreement set out in Exhibit B hereof or to comply with the terms thereof.


  *  Material has been redacted pursuant to a request for confidential treatment

     Contractor shall not in any advertising, sales promotion materials, press releases or any other publicity matters use the name "Nortel", "Nortel Networks", "Northern Telecom", "Nortel Technology", "Bay Networks", "BNR", "Bell-Northern Research", or the name of any Nortel Company, any variation thereof or language from which the connection of said names may be implied, nor shall Contractor disclose or advertise in any manner the nature of Services supplied or any Order or the fact that it has entered into this Agreement, unless Nortel, in its sole discretion, grants Contractor prior written permission to do so.. Upon the mutual agreement of the parties, press releases which may, among other things, confirm the existence of a relationship between the parties may be issued. Neither party shall issue a press release or make any statement to the general public concerning this Agreement, or the relationship created hereby, without the express prior written consent of the other party, provided, however, that each party may make such disclosures required by law or that such party reasonably determines is required for any governmental or regulatory filings, without the prior written consent of the other party.

     Contractor shall maintain and manage the Nortel Member Information on behalf of Nortel, and shall comply with Contractor's privacy policy located at www.clickrewards.com/privacy.html with respect to the Nortel Member Information. Contractor shall have the right to use aggregate information and results (which information will contain no identifying information about individual Nortel Members) regarding the Nortel Program in its sole discretion for the purposes of marketing its own products and services. Other than its maintenance and management of the Nortel Member Information, Contractor shall have no direct access to or right to use any Nortel Member Information, unless otherwise authorized by a Nortel Member either through his or her enrollment as a ClickRewards member or otherwise. Notwithstanding the foregoing, nothing in this Agreement shall give Nortel any rights to any information relating to consumers participating in other programs run by Contractor, including without limitation the ClickRewards Program (to the extent that a Nortel Member has enrolled as a ClickRewards member) (the "Netcentives Member Information"), even if such information also relates to a Nortel Member. Contractor shall retain complete and exclusive ownership of all Netcentives Member Information. For the purposes of this Agreement, "Nortel Member Information" means the information of Nortel Members that specifically relate to their participation in the Nortel Program (i.e., names, addresses, employee information and point earning activity and balances relating to the Nortel Program).

9. Computer and Related Access. If it is necessary for Contractor to have access (either on-site or remotely) to, and use of any Nortel Company computer systems in supplying Services, Contractor shall limit such access and use solely to supply Services and shall not access or attempt to access any computer systems, files, software or services other than those required for the supply of Services. Contractor shall limit such access to those Workers with an express requirement to have such access in connection with supply of Services, shall advise the applicable Nortel Company in writing of the name of each such Worker who will be granted such access and shall strictly follow all security rules and procedures of such Nortel Company for restricting access to its computer systems. All user identification numbers and passwords disclosed to Contractor and any information obtained by Contractor as a result of Contractor's access to, and use of, a Nortel Company's computer systems shall be deemed to be, and treated as, Confidential Information. Contractor shall cooperate in the investigation of any apparent unauthorized access to any Nortel Company computer system. The requirements of this Section shall apply equally to any access and use by Contractor of any Nortel Company's electronic mail system, of any Nortel Company's electronic switched network, either directly or via a direct inward service access (DISA) feature or of any other property, equipment or service of any Nortel Company.


  *  Material has been redacted pursuant to a request for confidential treatment

10. Independent Contractor. Contractor and Workers shall supply Services as an independent contractor, and nothing contained in this Agreement or in any Order shall be construed to create or imply a joint venture, partnership, principal-agent or employment relationship between the parties or between any Nortel Company and Workers. Contractor and Workers shall not take any action or permit any action to be taken on their behalf which purports to be done in the name of or on behalf of any Nortel Company.

     Neither Contractor, nor Workers, shall, in any sense, be considered employees or agents of any Nortel Company, nor shall Contractor or Workers be eligible or entitled to any compensation, benefits, perquisites or privileges given or extended to any Nortel Company employees, even if Contractor or Workers are later determined under the applicable statute or regulation by the relevant authority or under the common law by a court of competent jurisdiction to be employees of any Nortel Company or are treated as such under a settlement agreement. Neither the reservation nor the exercise of any rights by a Nortel Company under this Agreement shall be deemed to create an employer/employee relationship between Workers and any Nortel Company.

     Contractor shall indemnify and hold all Nortel Companies free and harmless from all losses, damages, liabilities and costs (including, without limitation, legal fees and disbursements) and amounts agreed upon in settlement or awarded in connection with any claim, suit or proceeding alleging that Contractor and/or any Worker has a relationship with any Nortel Company that is other than an independent contractor relationship.

     Contractor represents and warrants that it and any sub-contractor shall pay all applicable income, old age insurance, unemployment and similar employment taxes with respect to Workers supplying Services and shall indemnify and hold all Customer Companies free and harmless from all losses, damages, liabilities and costs (including without limitation, legal fees and disbursements) and amounts agreed upon in settlement or awarded in connection with Contractor's failure to pay such employment taxes.

11. Insurance. Contractor represents and warrants that during the Term it and any Subcontractor (as defined below) shall either (a) maintain adequate workers' compensation insurance and other employee insurance coverages required by law or
(b) pay or cause to be paid any and all assessments or contributions required to be paid pursuant to applicable workers' compensation law. If Contractor fails to do either of the above, the applicable Nortel Company, in addition to any other rights reserved to it under this Agreement, may, but shall not be obligated to, deduct the amount of any such assessments or contributions from any payment then due or later due to Contractor under this Agreement. A "Subcontractor" means any third party retained by Contractor that is directly involved in developing the Nortel System.

     In addition, Contractor represents and warrants that, during the Term, it shall maintain general liability insurance with deductibles acceptable to Nortel and with an aggregate annual limit of (US) * for bodily injury and property damage. The Nortel Companies shall be added to the Contractors' general liability policy as an "additional insured" with respect to the Services provided by and the operations of the Contractor. Contractor shall furnish Nortel with certificates evidencing its insurance coverages, and Nortel and the other Nortel Companies each reserve the right at any time to immediately terminate or suspend the supply of Services or any portion thereof, if in the opinion of any such entity such insurance coverages are inadequate.

  *  Material has been redacted pursuant to a request for confidential treatment

12. Removal of a Worker from the Supply of Services; Assignment of New Workers. Contractor shall assign Workers who possess the experience and qualifications required to supply Services. Contractor shall not assign a former employee of a Nortel Company or any individual who previously supplied services to a Nortel Company, whether pursuant to this Agreement or any other agreement, to supply Services for any Nortel Company without first advising that Nortel Company in writing of such individuals' previous employment and/or supply of services and obtaining the written consent of such Nortel Company to the assignment. A Nortel Company shall have the right, *, to request that Contractor remove any Worker from the supply of Services for any reason not unlawful. Nortel Company shall not be responsible for payment for Services supplied by that Worker after the date of such request. Moreover, in the event that a Nortel Company requests the removal of a Worker before * after such Worker was first assigned to the supply of Services, such Nortel Company shall *. A Worker who is removed from supply of Services shall not be assigned to supply Services for another Nortel Company without the prior written consent of that Nortel Company after Contractor having first advised that Nortel Company in writing of the request by the other Nortel Company to remove such Worker.

     Any such request by a Nortel Company for removal of a Worker or subsequent failure of Nortel Company to give written consent to assignment of previously removed Worker shall not be considered to be a request for a termination of employment or other relationship between the Worker and Contractor. Any decision to terminate such employment or other relationship with the Worker shall be made solely by the Contractor. Contractor shall indemnify and hold all Nortel Companies free and harmless from all losses, damages, liabilities and costs (including, without limitation, legal fees and disbursements) and amounts agreed upon in settlement or awarded in connection with any claim, suit or proceeding, arising out of any such request for removal, refusal to consent to assignment, and/or any termination of any employment or other relationship with the Worker.

     Once a Worker has commenced to supply Services, but prior to completion of any Deliverables, Worker may be removed by Contractor from the assignment to supply Services provided that thirty (30) days prior notice is given to the applicable Nortel Company Coordinator, and provided further that a suitable replacement Worker is available with equivalent skills, at a minimum, to complete the Services and Deliverables as required. Contractor shall make all reasonable efforts to allow such replacement Worker and the Worker being removed an opportunity to work together or to otherwise suitably communicate information pertaining to the Services and Deliverables to be supplied. The immediately preceding sentence shall not apply where the Worker is removed because of termination of employment or other relationship by the Contractor or the Worker.

13. Other Indemnities. Contractor shall indemnify and hold all Nortel Companies free and harmless from any losses, damages, liabilities and costs (including, without limitation, legal fees and disbursements) and amounts agreed upon in settlement or awarded in connection with any third-party claim, suit or proceeding, arising out of this Agreement relating to * (excluding any * in connection with this Agreement), any portion thereof or the use thereof. Contractor shall not be required to indemnify any Nortel Company under this Agreement to the extent any claims, losses, damages, suits, judgments, costs and expenses for which indemnification is sought are determined to be a result of the gross negligence or willful misconduct of Nortel.


  *  Material has been redacted pursuant to a request for confidential treatment

     Nortel shall indemnify and hold Contractor free and harmless from any losses, damages, liabilities and costs (including, without limitation, legal fees and disbursements) and amounts agreed upon in settlement or awarded in connection with any third-party claim, suit or proceeding, arising out of this Agreement relating to * thereof. Nortel shall not be required to indemnify Contractor under this Agreement to the extent any claims, losses, damages, suits, judgments, costs and expenses for which indemnification is sought are determined to be a result of the gross negligence or willful misconduct of Contractor.

14. Assignment and Subcontracts. Each party shall not assign this Agreement without the prior written consent of the other party, provided that such consent is not unreasonably withheld. Consent shall not be required in the event of an assignment by a party to its Affiliate. Contractor shall not subcontract any portion of its rights, duties or obligations under any Order unless the Nortel Company which issued the Order, in its sole discretion, grants Contractor written permission to do so. Notwithstanding any such consent, Contractor shall continue to be fully responsible and liable for full performance of any such Order.

15. Accuracy of Invoices. Contractor certifies that each invoice issued by it shall be based solely on Services actually supplied by Contractor, or shall consist of approved reasonable expenses as provided in Section 3 and that no part or portion of any invoice represents or is attributable to any payment, gift, gratuity or other thing of value given to any person, organization, entity or governmental body (except for those payments required by law), other than as payments made to Workers for Services. * during the * of the term and * thereafter, a Nortel Company reserves the right to audit all invoices submitted to it in connection with Orders issued by such Nortel Company, and Contractor shall afford reasonable access to all supporting documentation to enable such Nortel Company to do so.

16. Termination for Convenience. Upon *, a Nortel Company may terminate this Agreement, any Order or any portion thereof *, * supplied prior to the * of termination specified in such notice. If so requested in such written notice of termination, * specified in the notice, and the terms of the applicable Order and this Agreement shall continue to govern such Services; otherwise, Contractor shall use commercially reasonable efforts to * termination. Unless otherwise instructed by such Nortel Company and subject to the immediately preceding sentence, Deliverables shall * issuing such notice of termination in the * on the * termination. Contractor shall include in any * issued by it for * a clause similar to this which will enable Contractor to terminate such *. Notwithstanding any of the foregoing language in this Section 16, no Nortel Company shall be permitted to terminate any Order or any portion thereof during the * period after the Effective Date. Following the * anniversary of the Effective Date, Nortel may terminate this Agreement upon * (*) * prior written notice to Contractor. In the event that Nortel terminates this Agreement pursuant to this Section, then a percentage of US$* shall become immediately due and payable. The percentage shall be a fraction, the numerator of which shall be the number of days between the * (*) * anniversary of the Effective Date and the date written notice of the termination is received, and the denominator of which shall be *.

17. Default. If a Nortel Company defaults in payment of an invoice under any Order (other than a default because an amount is in dispute) and such default shall continue for more than thirty (30) days after notice thereof is given to the Nortel Company, Contractor may suspend performance of any obligations under such Order and may refuse further Orders, but only from the Nortel Company which has defaulted in payment and only until such payment is made.


  *  Material has been redacted pursuant to a request for confidential treatment

     If Contractor shall default in performance of an Order and such default shall continue for more than thirty (30) days after notice thereof is given to Contractor by the Nortel Company that issued such Order, such Nortel Company shall be entitled to terminate such Order. If Contractor shall default in the performance of any other obligation under this Agreement and such default shall continue for more than thirty (30) days after notice thereof is given to Contractor, Nortel shall be entitled to terminate this Agreement. The election to terminate shall not be construed to be an election of remedies or a waiver thereof, and the Nortel Company availing itself of the right to terminate shall also be entitled to each and every other remedy available at law and/or in equity.

18. Materials Furnished by a Nortel Company. Any materials and/or equipment furnished by a Nortel Company in connection with an Order by it, with or without charge to Contractor, shall be deemed bailed to Contractor, and title thereto shall at all times remain in such Nortel Company. Upon the earlier of such Nortel Company's request therefor or the completion of the Order, Contractor shall return, at its expense and risk, all such materials and/or equipment in the same condition as they were when furnished to Contractor, reasonable wear and tear excepted.

     Nortel Company makes no warranties with respect to any materials and/or equipment furnished by Nortel Company to Contractor, whether written or oral, statutory, express or implied including, without limitation, any warranty of merchantability or fitness for a particular purpose.

19. Limitation on Liability. In no event shall any party be liable to the other party in excess of the greater of (a) * (or * in the event of claims resulting from death or bodily injury) or (b) * preceding the event which gave rise to the claim . In no event shall either party be liable to the other for costs of procurement of substitute goods or services, lost profits, lost data, or any consequential, special, exemplary, incidental, or indirect damages, however caused and on any theory of liability (including negligence or strict liability), arising out of this Agreement, even if such party has been advised of the possibility of such damages.

20. Bankruptcy. If either party shall be declared insolvent or bankrupt, or if any assignment of its property shall be made for the benefit of creditors or otherwise, or if its interest herein shall be levied upon under execution or seized by virtue of any writ of any court, or if a petition is filed in any court to declare such party bankrupt and not dismissed within sixty (60) days, or if a trustee in bankruptcy, receiver or receiver-manager or similar officer is appointed for such party or for any of such party's assets, then l the other party may, at its option, terminate, without charge, this Agreement. The ability of each Nortel Company to terminate in such instances shall be subject to the applicable bankruptcy and insolvency statutes.

21. Force Majeure. Neither party shall be liable for any default or delay in the performance of its obligations due to any causes beyond its reasonable control. In such event, the non-performing party shall be excused from any further performance or observance of the obligation(s) so affected for as long as such circumstances prevail and such party continues to use commercially reasonable efforts to recommence performance or observance whenever and to whatever extent possible without undue delay. If any such default or delay extends for more than thirty (30) days, each Nortel Company shall have the right, without obligation or liability, to cancel any Order or portion thereof affected by such default or delay.

22. Successors. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their successors and permitted assigns.

23. Waiver. The failure of a party to enforce any provision of this Agreement shall not constitute a waiver of such provision or the right of such party to enforce such provision and every other provision.


  *  Material has been redacted pursuant to a request for confidential treatment

24.  General.

     Nortel Company Rules and Regulations. Contractor, when in or upon the premises of a Nortel Company or a customer of a Nortel Company, shall obey all workplace health, safety and security rules and regulations established by such Nortel Company or, if applicable, such customer of a Nortel Company, regarding the conduct of its own employees and any additional rules and regulations established by such Nortel Company for non-employees, including without limitation, security rules and regulations.

     Contractor or its Subcontractor has performed reference checks on each Worker assigned to provide Services under this Agreement. Upon request, Contractor shall provide information to Customer Company regarding its procedure for performing reference checks.


     U.S. Laws and Regulations. With respect to Services supplied in the United States and with respect to any Deliverables or any portion thereof to the extent developed, manufactured or otherwise produced in the United States, at no additional charge to any Nortel Company, Contractor shall comply with all laws and regulations applicable to Services supplied and/or Deliverables produced pursuant to this Agreement and with all other laws, rules, governmental orders and  regulations  of  any  governmental  authority  having  jurisdiction  at the location where Services are supplied, including, without limitation, to the extent applicable, the following United States laws and regulations:
Comprehensive Environmental Response, Compensation, and Liability Act of 1980, Consumer Product Safety Act, Toxic Substances Control Act, Occupational Safety and Health Act of 1970, Radiation Control for Health & Safety Act of 1968, Resource Conservation and Recovery Act of 1976, Clean Air Act, Clean Water Act, Hazardous Materials Transportation Act, Vietnam Era Veterans Readjustment Assistance Act (including, without limitation, the affirmative action clause as set forth in 41 CFR 60-250.4), Rehabilitation Act of 1973 (including, without limitation, the equal opportunity clause as set forth in 41 CFR 60-741.5(a)), Americans With Disabilities Act, Executive Order 11246 (including, without limitation, the equal opportunity clause as set forth in 41 CFR 60-1.4 (a)), and the clauses set forth in Federal Acquisition Regulation ("FAR") (subject to "Contractor," "Subcontractor" and "Contract" used in such clauses meaning the appropriate Nortel Company, Contractor and Agreement, respectively) 52.219-8, 52.219-9, 52.219-13, 52.220-3, 52.220-4, 52.222-1, 52.222-4, 52.222-20,
52.222-21,  52.222-26  (subparagraphs  b(1)-b(11)),   52.222-35,  52.222-36  and
52.222-37 (provided, however, if Services and Deliverables are a "commercial item", as defined in the clause set forth in FAR 52.202-1, then only the clauses set forth in the following FARs shall be deemed applicable: 52.222-26, 52.222-35 and 52.222-36), which clauses are incorporated by reference, with the same force and effect as if they were given in full text.

     Canadian Laws and Regulations. With respect to Services supplied in Canada and with respect to any Deliverables or any portion thereof to the extent developed, manufactured or otherwise produced in Canada, at no additional charge to any Nortel Company, Contractor shall comply with all laws and regulations applicable to Services supplied and/or Deliverables produced pursuant to this Agreement and with all other laws, rules, by-laws, codes and regulations of governmental agencies, including federal, provincial, municipal, and local governing bodies having jurisdiction over Services or any part thereof, including, without limitation, to the extent applicable, the following types of Canadian laws and regulations as may be applicable in particular jurisdictions: employment standards legislation, labour relations legislation, occupational health and safety legislation, human rights legislation, and workers' compensation legislation.


  *  Material has been redacted pursuant to a request for confidential treatment

     Laws and Regulations of Other Countries: With respect to Services supplied in countries other than the United States or Canada and with respect to any Deliverables or any portion thereof to the extent developed, manufactured or otherwise produced in any such country, at no additional charge to any Nortel Company, Contractor shall comply with all laws and regulations applicable to Services supplied and/or Deliverables produced pursuant to this Agreement and with all other laws, rules, governmental orders and regulations of any governmental authority having jurisdiction at the location where Services are supplied.

     Notices and Consents. All notices and consents required to be given or made by the parties shall be sent to the addresses set forth at the beginning of this Agreement or such other address as may be established by notice hereunder, and shall be deemed received on the fourth business day after deposit or when actually received, whichever is sooner. Such notices or consents shall be directed to:

      For Nortel:       Contract Manager for Services
                        Nortel Networks Supply Management
                        c/o Central Region Purchasing Manager
                        with a copy to the Law Dept. at the address first set forth above

                        For Contractor:
                        General Counsel
                        Netcentives Inc.
                        With a copy to the EVP, Operations at the address first set forth above

     Survival. All obligations and liabilities which, by their nature, are intended to survive the expiration or the earlier termination of the Term shall remain in effect beyond any expiration or termination.

     Governing Law. This Agreement shall be governed by the laws of the State of New York, notwithstanding its rules regarding the conflict of laws.

     Entire Agreement: This Agreement, including the Exhibits to it, constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior agreements and communications, written or oral, with respect thereto. Except for the information which may be set forth in an Order or Release in accordance with Section 1, any additional or different term set forth in any Order, Release, Contractor acknowledgment form, Contractor personnel timecard or other document hereafter issued shall be void. This Agreement may not be modified or any right of a party waived, except by means of an amendment which expressly references this Agreement and is duly executed by each of the parties.


  *  Material has been redacted pursuant to a request for confidential treatment

IN WITNESS WHEREOF, each party hereto has caused this Agreement to be executed by its duly authorized representative.

NORTEL NETWORKS LIMITED             NETCENTIVES INC.
("Nortel")                            ("Contractor")

By: /s/ Margaret Kerr                 By: /s/ J. Longinotti
   -----------------------------         ---------------------------------

Print Name: Margaret Kerr             Print Name: J. Longinotti
           ---------------------                 -------------------------

Title: SVP Human Resources            Title: COO & CFO
      --------------------------            ------------------------------

Date: May 24, 2000                    Date: May 30, 2000
     ---------------------------           -------------------------------




By: /s/ Richard A. Bratt
   ---------------------------------

Print Name: Richard A. Bratt
           -------------------------

Title: Gen'l Counsel - SP&C Group
      ------------------------------

Date: May 25, 2000
     -------------------------------


  *  Material has been redacted pursuant to a request for confidential treatment

                                    Exhibit B
               CONFIDENTIALITY AND INVENTIONS ASSIGNMENT AGREEMENT

     In exchange for my becoming employed (or my employment being continued) by or retained as a consultant (or my consulting relationship being continued) by Netcentives Inc., or its subsidiaries, affiliates, or successors (hereinafter referred to collectively as the "Company"), I hereby agree as follows:

1. I will perform for the Company such duties as may be designated by the Company from time to time. During my period of employment or consulting relationship with the Company, I will devote my best efforts to the interests of the Company and will not engage in other employment or in any activities detrimental to the best interests of the Company without the prior written consent of the Company. During my period of employment or consulting relationship with the Company, I will not engage, directly or indirectly, in any business that is competitive with the Company or its subsidiaries, nor solicit, or in any other manner work for or assist, any business that is competitive with the Company or its subsidiaries. During the period of my employment or consulting relationship with the Company, I will undertake no planning for, or organization of, any business activity competitive with the work I perform for the Company. I agree, that during the period of my employment or consulting relationship with the Company, I will not, directly or indirectly, induce or entice any employee of the Company or its subsidiaries to leave such employment. Unless approved in writing by the President of the Company, at no time shall I permit a conflict of interest to occur, which shall be deemed to include:

          a. Any substantial direct or indirect financial interest whether by ownership, management, control or performance of services, by myself or any member of my family, in any outside concern that does business with the Company or its subsidiaries; or

          b. Acceptance by myself or by any member of my immediate family of any gifts of more than token value, loans other than from established banking or financial institutions, excessive entertainment or other substantial favors from any outside concern or any individual which does or is seeking to do business with, or is a competitor of the Company or its subsidiaries.

     2. As used in this Agreement, the term "Inventions" means designs, trademarks, discoveries, formulae, processes, manufacturing techniques, trade secrets, inventions, improvements, ideas or copyrightable works, including all rights to obtain, register, perfect and enforce these proprietary interests.

     3. As used in this Agreement, the term "Confidential Information" means information pertaining to any aspects of the Company's business which is either information not known by actual or potential competitors of the Company or is proprietary information of the Company or its customers or suppliers, whether of a technical nature or otherwise.

     4. Without further compensation, I hereby agree promptly to disclose to the Company, and I hereby assign and agree to assign to the Company or its designee, my entire right, title, and interest in and to all Inventions which I may solely or jointly develop or reduce to practice during the period of my employment or consulting relationship with the Company (a) which pertain to any line of business activity of the Company, (b) which are aided by the use of time, material or facilities of the Company, whether or not during working hours, or (c) which relate to any of my work during the period of my employment or consulting relationship with the Company, whether or not during normal working hours. No rights are hereby conveyed in Inventions, if any, made by me prior to my employment or consulting relationship with the Company which are identified in a sheet attached to and made a part of this Agreement, if any (which attachment contains no confidential information).


  *  Material has been redacted pursuant to a request for confidential treatment

     5. I agree to perform, during and after my employment or consulting relationship, all acts deemed necessary or desirable by the Company to permit and assist it, at its expense, in obtaining and enforcing the full benefits, enjoyment, rights and title throughout the world in the Inventions hereby assigned to the Company as set forth in paragraph 4 above. Such acts may include, but are not limited to, execution of documents and assistance or cooperation in legal proceedings. However, the Company agrees to limit such necessary or desirable acts (and the time needed to perform such acts) to permit and assist it in obtaining and enforcing the full benefits, enjoyment, rights and title throughout the world in the Inventions. Further, the timing and scheduling of such acts shall be mutually acceptable to me and the Company.

     6. If the Company is unable for any reason to secure my signature to apply for or to pursue any application for any United States or foreign letters patent or mask work or copyright registration covering inventions, mask works or original works of authorship assigned to the Company as above, then I hereby irrevocably designate and appoint the Company and its duly authorized officers and agents as my agent and attorney in fact, to act for and in my behalf and stead to execute and file any such applications and to do all other lawfully permitted acts to further the prosecution and issuance of letters patent or mask work or copyright registrations thereon with the same legal force and effect as if executed by me. I hereby waive and quitclaim to the Company any and all claims, of any nature whatsoever, which I now or may hereafter have for infringement of any patents, mask works or copyrights resulting from any such application for letters patent or mask work or copyright registrations assigned hereunder to the Company.

     7. I agree to hold in confidence and not directly or indirectly use or disclose, either during or after termination of my employment or consulting relationship with the Company, any Confidential Information I obtain or create during the period of my employment or consulting relationship, whether or not during working hours, except to the extent authorized by the Company, until such Confidential Information becomes generally known. I agree not to make copies of such Confidential Information except as authorized by the Company. Upon termination of my employment or consulting relationship or upon an earlier request of the Company, I will return or deliver to the Company all tangible forms of such Confidential Information in my possession or control, including but not limited to drawings, specifications, documents, records, devices, models or any other material and copies or reproductions thereof.

     8. I represent that my performance of all the terms of this Agreement and as an employee of or consultant to the Company does not and will not breach any agreement to keep in confidence proprietary information, knowledge or data acquired by me in confidence or in trust prior to my becoming an employee or consultant of the Company, and I will not disclose to the Company, or induce the Company to use, any confidential or proprietary information or material belonging to any previous employer or others. I agree not to enter into any agreement either written or oral in conflict with the provisions of this Agreement.

     9. I represent that I am joining the Company as an employee or consultant of my own free will and that I have not been solicited as an employee or consultant in any way by the Company.

     10. I recognize that the Company has received and in the future may receive from third parties their confidential or proprietary information subject to a duty on the Company's part to maintain the confidentiality of such information and to use it only for certain limited purposes. I agree that I owe the Company and such third parties, during the term of my employment or consulting relationship with the Company and thereafter, a duty to hold all such confidential or proprietary information in the strictest confidence and not to disclose such information (except as necessary in carrying out my work for the Company consistent with the Company's agreement with such third party) or to use such information for the benefit of anyone other than the Company or such third party (consistent with the Company's agreement with such third party) without the prior written consent of the Company.


  *  Material has been redacted pursuant to a request for confidential treatment

     11. During the period of my employment or consulting relationship with the Company and for one year thereafter, I will not encourage or solicit any employee or consultant of the Company to terminate their relationship with the Company for any or no reason. Further, for a period of one year after my employment or consulting relationship with the Company, I will not solicit any licensor to or customer of the Company or licensee of the Company's products, in each case that are known to me, with respect to any business, products or services that are competitive to the products or services offered by the Company or under development as of the last date of my employment or consulting relationship with the Company.

1. Any dispute or claim arising out of or in connection with your employment with the Company, will be finally settled by bindingarbitration in San Francisco, California in accordance with the then-current rules of the American Arbitration Association by one arbitrator appointed in accordance with said rules. The arbitrator shall apply California law, without reference to rules of conflicts of law or rules of statutory arbitration, to the resolution of any dispute. Judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. Notwithstanding the foregoing, the parties may apply to any court of competent jurisdiction for equitable relief, or to compel arbitration in accordance with this paragraph, without breach of this arbitration provision.

1. This Agreement (a) shall survive my employment by or consulting relationship with the Company, (b) does not in any way restrict my right or the right of the Company to terminate my employment or consulting relationship, (c) inures to the benefit of successors and assigns of the Company, and (d) is binding upon my heirs and legal representatives.

1. This Agreement does not apply to an Invention which qualifies fully under the provisions of Section 2870 of the Labor Code. I agree to disclose all Inventions made by me in confidence to the Company to permit a determination as to whether or not the Inventions should be the property of the Company.

1. I certify that, to the best of my information and belief, I am not a party to any other agreement which will interfere with my full compliance with this Agreement.

1. I certify and acknowledge that I have carefully read all of the provisions of this Agreement and that I understand and will fully and faithfully comply with such provisions.


NETCENTIVES INC.                          EMPLOYEE


By:_______________________________        __________________________________
                                                 (Type or Print Name)
Title:____________________________        __________________________________
                                                     (Signature)
Dated: _______________, 20____



  *  Material has been redacted pursuant to a request for confidential treatment

                                    Exhibit C
                                    ---------

                      Direct Competitors of Nortel Networks
                      -------------------------------------

 *



  *  Material has been redacted pursuant to a request for confidential treatment

                                    Exhibit D
                                    ---------

                        Direct Competitors of Netcentives
                        ---------------------------------

 *




  *  Material has been redacted pursuant to a request for confidential treatment

                                   EXHIBIT A-1
                                   -----------

                      PRE-LAUNCH DELIVERABLES -- CONSULTING
                      -------------------------------------


1.0  Service Description

The Vendor shall create a customer branded web site allowing for program initiation, award nomination, approval, validation, notification, tracking and redemption of awards on-line. The functionality of this dynamically served web site to be delivered at launch date (or within three weeks thereafter if the program can reasonably be launched without full functionality) has been mutually agreed to by both parties in the requirements document (the "Requirements Document"). The Service Description provided below is not a comprehensive listing of every element of the web site's functionality or all of its features, but highlights key elements of the functionality to be delivered at launch date.

1. PRIDE program home page with links to the Nortel World Online home page, as well to other PRIDE program pages which allow employees to nominate, approve, validate, choose cash or non-cash points, view personalized employee award statements, view the reward catalogue, and redeem points.
2. On a separate page, individuals will also be able to see stories from past award recipients.
3.   Employee nomination process includes:
        *

4.   Automated award approval process includes:
        *
5.   Notification of approved award
        *
*
1.   *
2.   *
3.   *
4.   Functionality unique to Platinum PRIDE awards
        *
5.    Additional functionality includes:
        *

2.0  Deliverables

     The following table outlines the deliverables and due dates for the web site development and marketing:



  *  Material has been redacted pursuant to a request for confidential treatment

--------------------------------------------------------------------------------
                         Description           Development Fee  Deliverable Date

--------------------------------------------------------------------------------
Enterprise      ERS is the front end of the
Reward System   reward system, allowing               *           May 15, 2000
(ERS)           individuals to efficiently award                    for user
                and approves Nortel's * awards.                    acceptance
                                                                    testing.
                Included in the cost of ERS
                is Nortel specific
                customization and on-site                         Anticipated
                set-up.                                          program launch
                -     English UI Only                           on May 30, 2000
--------------------------------------------------------------------------------
Cash or         -     * opportunity to select         *
Merchandise        cash or merchandise points.                    May 15, 2000
Selection       -                                                   for user
                                                                   acceptance
                                                                     testing.

                                                                   Anticipated
                                                                  program launch
                                                                   on May 30,
                                                                       2000
--------------------------------------------------------------------------------
Data reporting  -     Development of  Nortel          *           Anticipated
                   specified web based                           Program Launch
                   reporting requirements.                       Date (May 30,
                -     Features defined in                            2000)
                   proposal
                *

--------------------------------------------------------------------------------
Language        ERS Custom Site                       *
Localization    * language conversion                                 N/A
                requirements as specified by
                Nortel
--------------------------------------------------------------------------------
Statement and   -     Nortel Branded
Rewards         -     Web Based Awards
Catalog Web        Statement
Site            -     Web Based Catalog               *
                -     Nortel will supply
                   design of Web templates
                -     Complete on-line
                   redemption functionality
                -     Reward points redeemed                     May 15 , 2000
                   for Frequent Flyer Miles                         for user
                   are deposited directly                          acceptance
                   into the recipients                              testing.
                   frequent flyer account
                -     Catalog includes, but                       Anticipated
                   will not be limited to, *,                    program launch
                   (new suppliers to be added                      on May 30,
                   to existing Netcentives                         2000, with
                   supplier list as necessary                      additional
                   to create appropriate                         items added to
                   regional catalogs) (covers                    the catalogues
                   all regions)                                   according to
                -     Initial Catalog Site                      mutually agreed
                   will be broken out into                       upon schedule
                   five sections
                -     *
                -     Statement and
                   Redemption Catalog system *
                -     Includes personalized
                   email with each transaction
--------------------------------------------------------------------------------


  *  Material has been redacted pursuant to a request for confidential treatment

--------------------------------------------------------------------------------
Statement and   Localization-per language -           *
Rewards         single byte                                           N/A
Catalog Site    -     Nortel Branded
Language        -     Additional suppliers /
Localization       catalogs costs based on
                   negotiated supplier
                   agreement and # of products
--------------------------------------------------------------------------------
Optional        -.....Specifications to be            *
System Feature     determined                                         N/A
- Nortel as an  -     Nortel will receive *
award supplier     per point redeemed for the
                   award.  This amount may be
                   credited to additional
                   purchases of points.
--------------------------------------------------------------------------------
Provision of    The catalogue is a * system -         *             Included
catalogues,     associated costs are as outlined
debit cards     above
and other       Printed materials such as
materials       catalogues can be *.
--------------------------------------------------------------------------------
Change Control  All software and services as
Procedure       described in this Exhibit A
                will be delivered as
                specified. Requests for
                changes to any element           TBD based on
                specified, and any additions       time and
                or deletions will be              materials
                documented by the Netcentives
                Project Manager, reviewed by
                the Nortel Project Manager
                and approved by the
                appropriate Nortel authority
                for both payment of
                associated costs and schedule
                impact of the changes,
                additions or deletions,
                notwithstanding any other
                contract provisions related
                to schedule or cost.  The
                Netcentives Project Manager
                will deliver  each of these
                Change Control Documents as
                part of the project
                documentation.
--------------------------------------------------------------------------------
      TOTAL                                           *

--------------------------------------------------------------------------------


  *  Material has been redacted pursuant to a request for confidential treatment

4.0  Payment Schedule

---------------------------------------------------------------------------

            Invoice         Payment Description            Payment
            Timing

---------------------------------------------------------------------------

      End of each quarter     Portion of work          A maximum of *
                             performed and accepted
                             * by Nortel Networks in
                            such quarter on a *
---------------------------------------------------------------------------
* Acceptance in Q2 2000 shall occur upon the successful completion of reasonable and customary User Acceptance Testing standards (includes full functionality and content).
**  *.




  *  Material has been redacted pursuant to a request for confidential treatment

                                   EXHIBIT A-2
                                   -----------

                        PRE-LAUNCH DELIVERABLES -- OTHER
                        --------------------------------

1.0  Service Description

1. The Vendor shall assist Nortel personnel with the installation of one (1) Reward Broker Software (RBS) System which will integrate with the ERS system to allow real-time awarding of award points into the Vendor's central system:

1. The Vendor shall integrate the Nortel program into its Standard Customer Service process. Prior to the launch of the program, Netcentives will train and prepare its customer service team to support the Nortel PRIDE program. More information on the on-going customer service support is contained in Exhibit A-4.
          a.   Guaranteed * email response time.
          b.   * phone support - * only.
          c.   *

2.0 Marketing The Vendor shall develop, script, tape and re-edit * (*) videos for use during the introduction and launch of the program. The * video will be developed to introduce the program to Nortel managers and will be a re-edit of the "*" video developed for Nortel. The * video will be scripted and produced based on shooting new footage in up to * locations and will run approximately 4-5 minutes in length. The * video will be a 15 to 30 second edited version of the * video for use on Nortel Networks' in-house TV system.

     *, the Vendor shall produce a digitized version of the video in MPEG format for posting to the Customer's Intranet and/or transfer to CDROM, kiosk format, etc.

     Online Demo: When requested by the Customer, the Vendor shall develop, copywrite and produce (including HTML) a demo for posting to company Intranet and/or transfer to CDROM, kiosk etc. at the development fees set forth below.

3.0  Deliverables

     The following table outlines the deliverables and due dates for the RBS and Customer Service Integration.


  *  Material has been redacted pursuant to a request for confidential treatment

--------------------------------------------------------------------------------
                Description                    Development Fee  Deliverable Date

--------------------------------------------------------------------------------
Reward Broker   -     One RBS System                  *
                Integration                                       May 15, 2000
                RBS system allows for                               for user
                secure real-time                                   acceptance
                communications between the                          testing.
                ERS and Netcentives central
                awards system.                                    Anticipated
                System testing will be                           program launch
                done with the Netcentives                       on May 30, 2000
                test network and not the live
                transaction system. All
                transactions against the live
                system will cause real value
                and points to be transferred.
--------------------------------------------------------------------------------
Customer        Customer Service- Standard,           *           Anticipated
Service         which includes the following:                    program launch
                1) Participant Maintenance                      on May 30, 2000
                Set-up and Training
                2) Program Specific Training
                3) Program Set-up & Consulting
                      a) FAQ's, Scripts, User
                Experience
                      b) Client download and
                consulting
                4) Technical Set-up (Kana,
                e-mail's)

--------------------------------------------------------------------------------
                Customer Service - *                  *               N/A
                * support
                * number
                Business day Pacific
                Time Zone
                *
                * This fee is in addition to
                Standard Customer Service
--------------------------------------------------------------------------------
                Multi-lingual Customer                *               N/A
                Support Option
                Netcentives' can
                provide multi-lingual
                support.
                * Standard Customer
                Service Fees
--------------------------------------------------------------------------------


  *  Material has been redacted pursuant to a request for confidential treatment

--------------------------------------------------------------------------------
                Customer Service - *                  *               N/A
--------------------------------------------------------------------------------
Integration     Netcentives has developed the         *           Anticipated
Consulting      market leading expertise in                      program launch
services,       creating and managing                           on May 30, 2000
Account         Internet based incentive and
Management and  promotional programs.
Consulting
--------------------------------------------------------------------------------
Computer        BEA Weblogic                    *
Hardware and    Sun Enterprise 3500                                Anticipated
Software        server                                           program launch
                Sun Enterprise 450                              on May 30, 2000
                server
                Server Rack
                Apache WebServer
                *
--------------------------------------------------------------------------------
Marketing       Managers/Launch Video:                *
Services        Development, scripting,
                re-edit of pitch video;                          April 27, 2000
                development, scripting,
                taping, travel/per diem (*
                locations) and
                post-production for *15-30
                second "*."

                Online Demo: Developing,                          Deferred to
                copywriting and production                      future date, if
                (incl. HTML) of demo for                          requested by
                posting to company Intranet                         Customer
                and/or transfer to CDROM,
                kiosk
--------------------------------------------------------------------------------
                Total Services                        *
                Hardware and Software
                Total
--------------------------------------------------------------------------------


  *  Material has been redacted pursuant to a request for confidential treatment

4.0   Payment Schedule


---------------------------------------------------------------------------

     Invoice Timing         Payment Description            Payment

---------------------------------------------------------------------------

                                                               *

                            Computer Hardware and
May 30, 2000                Software; Marketing
                            Services


Upon the  successful        Remaining Services
completion of reasonable    described in this
and customary User          Exhibit A-2
Acceptance  Testing
standards  (includes
full  functionality and
content) anticipated to
 be May 30, 2000

---------------------------------------------------------------------------



  *  Material has been redacted pursuant to a request for confidential treatment

                                   EXHIBIT A-3
                                   -----------
                        PRIDE Points/ClickMiles Currency
                        --------------------------------

1.0  Service Description

As described in Exhibit A-1, the Vendor shall create a customer branded web site allowing for program initiation, award nomination, approval, validation, notification, tracking and redemption of awards on-line. The functionality of this dynamically served web site to be available at launch date (or within 3 weeks thereafter if the program can reasonably be launched without full functionality) has been mutually agreed to by both parties in the requirements document (the "Requirements Document") and key elements of the web site and system have been described in Exhibit A-1.

Employees who choose to participate in the PRIDE program and who choose to receive their PRIDE award in points to be used for non-cash awards, *. PRIDE points are *.

As for the other services rendered in accordance to the Agreement, * "Awards" that shall include but shall not be limited to :
     Various types of merchandise;
     Experiential trips;
     Travel opportunities;
     Airline frequent flyer points; and
     Gift certificates.

The * Awards will ensure that the services agreed to with the employee are provided in a satisfactory manner. However, if the employee does not receive satisfactory resolution within a reasonable period of time, Netcentives will work with the * to provide satisfactory service to the employee.

These Awards shall be obtained by Employees through the redemption of points for items described and listed in the Nortel branded, or ClickRewards Shopping Network catalogs.

In order to supply the above service, Vendor agrees to:

1.   *.
2.   Manage all aspects of the *
3. Allow Employees to redeem points on-line for awards from their Nortel branded regional catalogue (or the ClickRewards Shopping Network catalog).
4. Deduct from the Employees' personal accumulated point balance those points used for the redemption of the Award.
5. Update the Employee's account and points statement within * of redemption in addition to e-mailing to employee the confirmation of the redemption transaction.
6.   Collect Employee information needed to deliver the chosen Award.
7. When appropriate, advise Employee at the time of redemption of approximate delivery time for the chosen award.
8. Deposit frequent flyer miles into Employee's frequent flyer miles account when points are redeemed for said frequent flyer miles .


  *  Material has been redacted pursuant to a request for confidential treatment

The Parties agree that for merchandise type Awards that are to be shipped or delivered to the Employee, the *. It is understood that the Award item received will be in reasonable working order when the Employee receives it. All warrantees and guarantees associated with the item will pass from the supplier to the Employee. Any merchandise that is defective or damaged in transit will be replaced or fixed in accordance with the supplier's "damaged or defective goods" procedures. Notwithstanding the above, if the Employee does not receive satisfactory resolution or replacement of the item within a reasonable period of time, Netcentives will work with the supplier to provide satisfactory award fulfillment to the Employee.

The Parties further agree that for Awards such as trips, vacations, air travel, hotel stays, concierge services, or other types of services, the *. It is understood that the suppliers of said above Awards shall ensure that they are provided in a satisfactory and safe manner. Notwithstanding the above, if the Employee is reasonably unsatisfied with the Award, Netcentives agrees to work with the supplier to provide the Employee with a satisfactory result.

2.0  ClickMile Currency

The Vendor will supply the ClickMile incentive currency pursuant to the terms and conditions below.

-------------------------------------------------------------------------------
Actual award value   Average $* / Point
of each point        Range $* to $*
                     Netcentives will price each item in the catalog using
                     the above scale *.
-------------------------------------------------------------------------------
Shipping, duties     *.
and applicable       The cost of *. This simplifies the actual redemption
taxes, etc.          process.

-------------------------------------------------------------------------------
Management of *      *. There are *.  * compliant with Netcentives' * should
(i.e., concierge     not result in additional charges.  Any damages incurred
service providers)   will be handled according to * "Damaged goods" procedure
-------------------------------------------------------------------------------



  *  Material has been redacted pursuant to a request for confidential treatment

3.0  PRIDE Points/ClickMiles Program

1. The Customer makes an initial purchase of US$* worth of points (refer to table 4.1 for price schedule). This initial purchase will be invoiced and paid prior to program launch date, which is anticipated to be May 30, 2000.
2. The Customer agrees to purchase additional points based on the following schedule and payment terms of * date only for the payments made under Exhibit A-3:

---------------------------------------------------------------------------
Invoice Date              Payment Due Date         Payment Amount
---------------------------------------------------------------------------
Upon Contract Signing     May 30,  2000 (or launch *
                          date)
---------------------------------------------------------------------------
June 1, 2000              June 15, 2000            *
---------------------------------------------------------------------------
June 15, 2000             June 30, 2000            *
---------------------------------------------------------------------------

          The invoice and payment pattern set forth in the table above will continue for the months of July and August 2000, subject to the terms below.

1. After August 2000, the * invoice and payment amount will be based on the greater of the average * award during the last 3 months or the equivalent of the last month's * award rate. If the run rate is substantially different than the $* / month rate that has been billed during month *the parties will mutually agree on an invoicing rate that will bring the balance up or down to the *.
2. Nortel Networks agrees to *, determined by the average weekly usage during the * or if the usage is increasing on a * basis Netcentives and Nortel will mutually agree on a * which will not be less than the previously stated average. The * will include all *.
3. If, on a scheduled invoice date, the * exceeds *, Netcentives will not issue the regular * invoice for that date. This will prevent the pre-paid, but not yet awarded balance from growing significantly.
4.   *.
5. All points *. Netcentives will mint points for Nortel when the overall number of points in Nortel accounts reaches * worth of usage based on the average during the last month. Points that have been paid for and not minted will not have * until such points are minted. On a monthly basis, the Netcentives account manager on the Nortel account will advise Nortel as to the status of points such as how many are paid for and not minted, and how many are paid for and minted and their *.
6. Once awarded to individuals, points earned through the Nortel PRIDE program will expire on * following the * award. On a monthly basis the Netcentives account manager on the Nortel account will advise Nortel as to the total number of points awarded to employees, but not yet redeemed and their *.
7.   All payments will be in US Dollars.



  *  Material has been redacted pursuant to a request for confidential treatment

4.0  PRIDE Points/ClickMiles Currency Costs

     4.1  Currency Costs

     For each 12 month period following the Program Launch Date, each point (PRIDE Point/ClickMile) will be charged using the following schedule:

         ------------------------------------------------------

             Annual Point Expenditure          Cost/Point
         ------------------------------------------------------
               $0 - *                             *
         ------------------------------------------------------
              *                                   *
         ------------------------------------------------------
              *                                   *
         ------------------------------------------------------
              *                                   *
         ------------------------------------------------------
                More than *                       *
         ------------------------------------------------------

     N.B. The price at each tier is based on a marginal price. For example, after the purchase of US *, the next * worth of ClickMiles will be purchased at * per ClickMile.

5.0  Minimum Purchases and Minimum Purchase Charge

          Customer agrees to pay for and mint a minimum of * of points in each contract * of the Term. In the event of any shortfall at the end of a contract * (which shall be a * period), Customer agrees to pay for and mint an amount of points to reach the * minimum. If the Customer's spending of points is less than * in each * after Program Launch Date, the Vendor will be entitled to the following Minimum Purchase Charge:


         ------------------------------------------------------

           Actual Spending during Each      Minimum Purchase
               Twelve Month Period               Charge
         ------------------------------------------------------
              < $*                                *
         ------------------------------------------------------
              *                                   *
         ------------------------------------------------------
              *                                   *
         ------------------------------------------------------
              *                                   *
         ------------------------------------------------------
              * or greater                        *
         ------------------------------------------------------

          N.B. Any payment made towards the * minimum purchase requirement for each * period will be considered pre-payment of ClickMiles, which can subsequently be awarded to employees. These points, and any previously purchased, but non-minted points, will be minted at the time of purchase and will be subject to the rules governing minted points. The payment of the other service credits will not result in additional ClickMiles.

          The minimum purchase requirement and Minimum Purchase Charge will also apply for the * after the program launch date.



  *  Material has been redacted pursuant to a request for confidential treatment

                                   Exhibit A-4
                                   -----------
                               Program Maintenance
                               -------------------

Netcentives shall support the ERS, RBS and a customer-branded web site allowing for initiation, approval, validation, tracking and reporting of awards on-line.

The Parties will use best efforts to amend this Exhibit A-4 to include a Service Level Agreement for Program Maintenance by July 15, 2000.

Details of Program Maintenance including technical support and service levels, schedules of new releases, site maintenance, customer service and data feeds will be determined by July 15, 2000 and shall be in accordance with the fees described in the following table:

Annual Maintenance Fees
-----------------------

--------------------------------------------------------------------------------

                                General Description          Annual Fee to be
                                                             paid quarterly upon
                                                                  Program Launch
--------------------------------------------------------------------------------
Enterprise Reward         -      Described in Exhibit A-1           *
System  (ERS)
--------------------------------------------------------------------------------
Hardware Support for

Hardware Support for         - Nortel will support all              *
hardware at Nortel Site     computer hardware at its site.

--------------------------------------------------------------------------------
Reward Broker Software        Described in Exhibit A-1              *

--------------------------------------------------------------------------------
Statement and Rewards          - Standard maintenance               *
Catalog Web Site           agreement to be determined and
                              agreed to by the Parties
--------------------------------------------------------------------------------
Customer Service             -Described in A-2 and that             *
                           which shall be determined and
                              agreed to by the Parties
--------------------------------------------------------------------------------
On-going Consulting       The Netcentives dedicated                 *
services                  Account Manager will be the
Account Management and    primary interface between
Consulting                Nortel Networks and Netcentives
                          Responsibilities will include
                           - Working closely with the
                          Nortel Networks Rewards and
                          Recognition Program Administrator
                          and subsequent Nortel Departmental
                          program administrators.
                           - Handling questions, requests
                          and provide information
                           - Maintaining smooth operation
                          of Rewards and Recognition Program
                           - Providing and coordination
                          marketing/Promotional consulting
                           - Review and development of client
                          site
                           - Coordination of site releases
--------------------------------------------------------------------------------
Management of               *. There are *. * compliant             *
Sub-contractor                 with Netcentives' * *.
relationships (i.e.,
concierge service
providers)
--------------------------------------------------------------------------------
                          TOTAL                                     *


  *  Material has been redacted pursuant to a request for confidential treatment

The Parties further agree to abide by the Payment Schedule set forth below:

     a. Maintenance fees will be billed *, on the * day of each *. Payment for each * maintenance will be billed at Nortel's standard *. When the program launches, Netcentives will * and Nortel will * the program *. Nortel Networks will be * at the start of each * and will pay this * under their standard *.
     b. The first maintenance fee payment will be * at the * of the * and be * for the * portion *.


   ----------------------------------------------------------------
           Payment Date                   Maintenance Fee
   ----------------------------------------------------------------
                                                 *
         Launch of program
   ----------------------------------------------------------------

                 *                               *
   ----------------------------------------------------------------
                                                 *
                 *
   ----------------------------------------------------------------
                                                 *
                 *
   ----------------------------------------------------------------
                                                 *
                 *
   ----------------------------------------------------------------

                 *                               *
   ----------------------------------------------------------------

  *  Material has been redacted pursuant to a request for confidential treatment

                                                                   Exhibit 10.24

                                  BT COMMERCIAL
                                    SUBLEASE

1.   PARTIES.  This  Sublease  ("Sublease"),  dated July 20,  2000,  ("Effective
     Date")  is  made  between  Pets.com   ("Sublessor")  and  Netcentives  Inc.
     ("Sublessee").

2. MASTER LEASE. Sublessor is the Tenant under a written lease dated April 8, 1999 wherein The Paulsen Family Partnership ("Lessor") leased to Sublessor the real property located in the City of San Francisco, County of San Francisco, State of CA, described as 435 Brannan Street ("Master
     Premises"). Said lease has been amended by the following amendments: 1,2 and 3; said lease and amendments are herein collectively referred to as the "Master Lease" and are attached hereto as Exhibit "A".

3. PREMISES. Sublessor hereby subleases to Sublessee on the terms and conditions set forth in this Sublease all of the Master Premises ("Premises") which consists of approximately 17,500 rentable square feet on the ground and second floors.

4. WARRANTY BY SUBLESSOR. Sublessor warrants and represents to Sublessee that the Master Lease has not been amended or modified except as expressly set forth herein, that Sublessor is not now, and as of the commencement of the Term hereof will not be, in default or breach of any of the provisions of the Master Lease, and that Sublessor has no knowledge of any claim by Lessor that Sublessor is in default or breach of any of the provisions of the master Lease.

5. TERM. The Term of this Sublease shall commence on August 1, 2000 ("Commencement Date"), or when Lessor consents to this Sublease (if such consent is required under the Master Lease), whichever shall last occur, and end on May 31, 2004 ("Termination Date"), unless otherwise sooner terminated in accordance with the provisions of this Sublease. In the event that the Term commences on a date other than the Commencement Date, Sublessor and Sublessee shall execute a memorandum setting forth the actual date of commencement of the Term. Possession of the Premises ("Possession") shall be delivered to Sublessee on the commencement of the Term. If for any reason Sublessor does not deliver Possession to Sublessee on the commencement of the Term, Sublessor shall not be subject to any liability for such failure, the Termination Date shall not be extended by the delay, and the validity of this Sublease shall not be impaired, but rent shall abate until delivery of Possession. Notwithstanding the foregoing, if Sublessor has not delivered Possession to Sublessee within thirty (30) days after the Commencement Date, then at any time thereafter and before delivery of Possession, Sublessee may give written notice to Sublessor of Sublessee's intention to cancel this Sublease. Said notice shall set forth an effective date for such cancellation which shall be at least ten (10) days after delivery of said notice to Sublessor. If Sublessor delivers Possession to Sublessee on or before such effective date, this Sublease shall remain in full force and effect. If Sublessor fails to deliver Possession to Sublessee on or before such effective date, this Sublease shall be cancelled, in which case all consideration previously paid by Sublessee to Sublessor on account of this Sublease shall be returned to Sublessee, this Sublease shall thereafter be of no further force or effect, and Sublessor shall have no further liability to Sublessee on account of such delay or cancellation. If Sublessor permits Sublessee to take Possession prior to the commencement of the Term, such early Possession shall not advance the Termination Date and shall be subject to the provisions of this Sublease, including without limitation the payment of rent.

6.   OPTION TO RENEW. Sublessee shall have no option to renew the Sublease.

7.   RENT.

     7.1 Minimum Rent. Sublessee shall pay to Sublessor as minimum rent, without deduction, setoff, notice, or demand at 945 Bryant Street or at such other place as Sublessor shall designate from time to time by notice to Sublessee, the sum of one hundred two thousand eighty-three dollars and thirty-three cents ($102,083.33) upon execution of a sublease document, for the first month's rent. If the Term begins or ends on a day other than the first or last day of the month, the rent for the partial months shall be prorated on a per diem basis. Additional provisions: Tenant shall pay its own utilities and janitorial service costs.

     7.2 Operating Costs. If the Master Lease requires Sublessor to pay to Lessor all or a portion of the expenses of operating the building and/or project of which the Premises are a part ("Operating Costs"), including but not limited to taxes, utilities or insurance, then Sublessee shall pay to Sublessor as additional rent one hundred percent (100%) of the amounts payable by Sublessor for Operating Costs incurred during the Term. Such additional rent shall be payable as and when Operating Costs are payable by Sublessor to Lessor. If the Master Lease provides for the payment by Sublessor of Operating costs on the basis of an estimate thereof, then as and when adjustments between estimated and actual Operating Costs are made under the Master Lease, the obligations of Sublessor and Sublessee hereunder shall be adjusted in a like manner; and if any such adjustment shall occur after the expiration or earlier termination of the Term, then the obligations of Sublessor and Sublessee under this Subsection 6.2 shall survive such expiration or termination. Sublessor shall, upon request by Sublessee, furnish Sublessee with copies of all statements submitted by Lessor of actual or estimated Operating costs during the term.

8. SECURITY DEPOSIT. Sublessee shall deposit with Sublessor upon execution of this Sublease the sum of five hundred thousand four hundred sixteen dollars and sixty-seven cents ($510,416.67) as security for Sublessee's faithful performance of Sublessee's obligations hereunder ("Security Deposit"). If Sublessee fails to pay rent or other charges when due under this Sublease, or fails to perform any of its other obligations hereunder, Sublessor may use or apply all or any portion of the Security Deposit for the payment of any rent or other amount then due hereunder and unpaid, for the payment of any other sum for which Sublessor may become obligated by reason of Sublessee's default or breach, or for any loss or damage sustained by Sublessor as a result of Sublessee's default or breach. If Sublessor so uses any portion of the Security Deposit, Sublessee shall, within ten (10) days after written demand by Sublessor, restore the Security Deposit to the full amount originally deposited, and Sublessee's failure to do so shall constitute a default under this Sublease. Sublessor shall not be required to keep the Security Deposit separate from its general accounts, and shall have no obligation or liability for payment of interest on the Security Deposit. In the event Sublessor assigns its interest in this Sublease, Sublessor shall deliver to its assignee so much of the Security Deposit as is then held by Sublessor. Within ten (10) days after the Term has expired, or Sublessee has vacated the Premises, or any final adjustment pursuant to Subsection 6.2 hereof has been made, whichever shall last occur, and provided Sublessee is not then in default of any of its obligations hereunder, the Security Deposit or so much thereof as had not therefore been applied by Sublessor, shall be returned to Sublessee or to the last assignee, if any of Sublessee's interest hereunder.

9.   USE OF PREMISES. The Premises shall be used for general office purposes.

10. ASSIGNEMENT OF SUBLETTING. Sublessee shall not assign this Sublease or further sublet all or part of the Premises without the prior written consent of Sublessor (and the consent of Lessor, if such is required under the terms of the Master Lease). The consent by Sublessor and Lessor to any assignment of subletting shall not waive the need for Sublessee (and Sublessee's assignee or subtenant) to obtain the consent of Sublessor and Lessor to any different or further assignment or subletting. All Conditions and Standards set forth in the Master Lease regarding assignments and subletting shall apply, and to the extent there is any Bonus Rents, (Rent paid by such Assignee or SubSublessee in excess of Rent paid by Sublessee hereunder after deducting leasing commissions and reasonable attorney's fees) fifty percent (50%) of the Bonus Rent shall be paid to Lessor pursuant to the Master Lease and the remaining fifty percent (50%) shall be split 50/50 between Sublesee and Sublessor, with payment to Sublessor within five (5) days of receipt by Sublessee. As a condition to its consent, Sublessor shall require Sublessee to pay all of Sublessor's reasonable expenses, including reasonable attorney fees in connection with the assignment or subletting within fifteen (15) days after notice from Sublessor.

11. OTHER PROVISIONS OF SUBLEASE. All applicable terms and conditions of the Master Lease are incorporated into and made a part of this Sublease as if Sublessor were the Landlord thereunder, Sublessee the Tenant thereunder, and the Premises the Master Premises, except for the following: the reference to the Landlord in section 8 of the Master Lease shall refer to the Lessor only, the Sublessee shall insure all improvements required to be insured by Sublessor as the "Tenant" under the Master Lease, Sections 34 and 35 of the Master Lease are not incorporated herein, Sublessee shall have no right to surrender suite 207 as set forth in the Second Amendment to Commercial Lease nor to surrender suites 201 and/or 202 as set forth in the Third Amendment to Commercial Lease, Sublessee shall have no right or option to renew or extend this Sublease and the Sublessee will be responsible for the new lobby renovation to make it ADA compliant. Sublessee assumes and agrees to perform the Tenant's obligations under the Master Lease to the extent that such obligations are applicable to the Premises, except that the obligation to pay rent to Landlord under the Master Lease shall be considered performed by Sublessee to the extent and in the amount rent is paid to Sublessor in accordance with Section 6 of this Sublease. Sublessee shall not commit or suffer any act or omission that will violate any of the provisions of the Master Lease. Sublessee shall neither do not permit anything to be done which would cause the Master Lease to be terminated or forfeited by reason of any right of termination of forfeiture reserved or vested in Master Lessor under the Master Lease, and Sublessee shall indemnify and hold Sublessor harmless from and against all liability, judgements, costs, demands, claims, and damages of any kind whatsoever (including, without limitation, attorneys' fees and court costs) by reason of any failure on the part of Sublessee to perform any of the obligations of Tenant under the Master Lease which
     Sublessee has become obligated hereunder to perform. Sublessor shall exercise due diligence in attempting to cause Lessor to perform its obligations under the Master Lease for the benefit of Sublessee, except that Sublessor shall not be required to incur any costs in any such attempt. If, despite Sublessor's due diligence, Sublessor is unable to cause the Lessor to perform its obligations under the Master Lease for the benefit of Sublessee, Sublessor assigns to Sublessee any claim it may have against Lessor so that Sublessee may seek to enforce Lessor's obligations under the Master Lease. If the Master Lease terminates, this Sublease shall terminate, provided however, that if the Master Lease terminated as a result of a default or breach by Sublessor or Sublessee under this Sublease and/or the Master Lease, then the defaulting party shall be liable to the non-defaulting party for the damage suffered as a result of such termination. Notwithstanding the foregoing, if the Master Lease gives Sublessor any right to terminate the Master Lease in the event of the partial of total damage, destruction, or condemnation of the Master Premises or the building or project of which the Master Premises are a part, the exercise of such right by Sublessor shall not consititute a default or breach hereunder, provided, however, that Sublessor shall not exercise such termination right without the prior written consent of Sublessee, which shall not be unreasonably withheld.

12. ATTORNEY'S FEES. If Sublessor, Sublessee or Broker shall commence an action against the other arising out of or in connection with this Sublease, the prevailing party shall be entitled to recover its costs of suit and reasonable attorney's fees.

13. AGENCY DISCLOSURE. Sublessor and Sublessee each warrant that they have dealt with no other real estate broker in connection with this transaction except BT COMMERCIAL. In the event that BT COMMERCIAL represents both Sublessor and Sublessee, Sublessor and Sublessee hereby confirm that they were timely advised of the dual representation and that they consent to the same, and that they do not expect said broker to disclose to other of them the confidential information of the other party.

14. COMMISSION. Upon execution of this Sublease, and consent thereto by Lessor (if such consent is required under the terms of the Master Lease), Sublessor shall pay Broker a real estate brokerage commission in accordance with Sublessor's contract with Broker for the subleasing of the Premises dated July 5, 2000. Broker is hereby made a third party beneficiary of this Sublease for the purpose of enforcing its right to said commission.

15. NOTICES. All notices and demands which may or are to be required or permitted to be given to either party on the other hereunder shall be in writing. All notices and demands by the Sublessor to Sublessee shall be sent by United States Mail, postage prepaid, addressed to the Sublessee at the premises, and to the address hereinbelow, or to such other place as Sublessee may from time to time designate in a notice to the Sublessor. All notices and demands by the Sublessee to Sublessor shall be sent by United States Mail, postage prepaid, addressed to the Sublessor at the address set forth herein, and to such other person or place as the Sublessor may from time to time designate in a notice to the Sublessee.

            To Sublessor:           945 Bryant Street, San Francisco CA

            To Sublessee:           475 Brannan Street, San Francisco CA

16. CONSENT BY LESSOR. THE MASTER LEASE REQUIRES THAT SUBLESSOR OBTAIN THE CONSENT OF MASTER LESSOR TO ANY SUBLETTING BY SUBLESSOR. THIS SUBLEASE SHALL NOT BE EFFECTIVE UNLESS AND UNTIL MASTER LESSOR SIGNS A CONSENT TO THIS SUBLETTING SATISFACTORY TO SUBLESSOR AND SUBLESSEE.

17. CONFLICT WITH MASTER LEASE; INTERPRETATION. In the event of any conflict between the provisions of the Master Lease and this Sublease, the Master Lease shall govern and control except to the extent directly contradicted by the terms of this Sublease. No presumption shall apply in the interpretation or construction of this Sublease as a result of Sublessor having drafted any part hereof.

18. SUBLESSOR MADE A PARTY TO LITIGATION. If Sublessor becomes a party to any litigation brought by someone other than Sublessee and concerning this Sublease, the Premises, or Sublessee's use and occupancy of the Premises to the extent, based upon any real or alleged act or omission of Sublessee or its authorized representatives, Sublessee shall be liable to Sublessor for reasonable attorneys' fees and court costs incurred by Sublessor in the litigation.

19. CERTAIN LITIGATION BETWEEN THE PARTIES. In the event any action or proceeding at law or in equity or any arbitration proceeding be instituted by either party, for an alleged breach of any obligation of Sublessee or Sublessor under this Sublease, to recover rent, to terminate the tenancy of the Sublessee at the Premises, or to enforce, protect, or establish any right or remedy of a party to this Sublease, the prevailing party (by judgment or settlement) in such action or proceeding shall be entitled to recover as party of such action or proceeding such reasonable attorneys' fees, expert witness fees, and court costs as my be fixed by the court or jury, but this provision shall not apply to any cross-complaint filed by anyone other than Sublessor or Sublessee in such action and proceeding.

20. SURRENDER. Sublessee shall keep the Premises, and every part thereof (except for the obligations of the Lessor under paragraph 8 of the Master Lease) in good order and repair. In addition to Sublessee's requirements under the Master Lease, Sublessee shall surrender the Premises in the same condition as received, acts of God or other casualties and ordinary wear and tear excepted, provided, with respect to ordinary wear and tear, Sublessee performs all necessary maintenance, repair and cleaning to maintain the Premises in the condition it was delivered at the Commencement Date so as to reasonably minimize the effects of ordinary wear and tear.

21. SUBLESSEE'S INSURANCE. With respect to the Lessee's insurance under the Master Lease, the same is to be provided by Sublessee as described in the Master Lease, and such policies of insurance shall include as named insureds Master Lessor and Sublessor and any lender as required by Master Lessor.

22. WAIVER OF SUBROGATION. With respect to the waiver of subrogation contained in Section 13 of the Master Lease, such waiver shall be deemed to be modified to constitute an agreement by and among Master Lessor, Sublessor and Sublessee (and Master Lessor's consent to this sublease shall be deemed to constitute their approval of this modification).

23.  HAZARDOUS MATERIALS.

     23.1 Notwithstanding anything contained herein or in the Master Lease to the contrary, Sublessee shall not store, use, or dispose of any Hazardous or Toxic Material on, under, or about the Premises, except Sublessee may use de minimus amounts of ordinary and customary office and cleaning supplies so long as such use does not violate any Environmental Laws (defined below). As used herein, "Hazardous or Toxic Materials" shall include but not be limited to the definition of Hazardous Materials in the Master Lease and to asbestos containing materials ("ACM") petroleum products, radioactive materials, polychlorinated biphenyls (PCBs) and substances or compounds containing PCBs and all other materials, substances, wastes, and chemicals classified, defined, listed, or regulated as, or containing, a "hazardous substances," "hazardous materials," or "toxic substances," "pollutant," "contaminant," "solid waste" under any Environmental Law or which may become regulated by or under the authority of any Environmental Law. As used herein, the term "Environmental Laws" shall include any and all local, state or federal laws, statutes, rules, regulations, ordinances, orders, permits, licenses or other applicable governmental restrictions, guidelines or legal requirements, relating directly or indirectly to human health or safety or environment, or the presence, handling, treatment, storage, disposal, recycling, reporting, remediation, investigation, or monitoring of hazardous or toxic material including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. Section 9601, et seq.; the Hazardous Materials Transportation Act, 49 U.S.C. Section 1801, et seq.; the Resource Conservation and Recovery Act, 42 U.S.C.
     Section 6901, et seq.

     23.1 INDEMNITY. Sublessee shall be solely responsible for and shall defend, indemnify and hold Sublessor and its partners, employees and agents harmless from and against all claims, penalties, expenses and liabilities, including attorneys' and consultants' fees and costs, arising out of or caused in whole or in part, directly or indirectly, by or in connection with its storage, use, disposal or discharge of Hazardous Materials whether in violation of this section or not, or Sublessee's failure to comply with any Environmental or Hazardous Materials law. Sublessee shall further be solely responsible for and shall defend, indemnify and hold Sublessor harmless from and against any and all claimsm costs and liabilities, including attorneys' and consultants' fees and costs, arising out of or in connection with the removal, cleanup, detoxification, decontamination and restoration work and materials necessary to return the Premises to their condition existing prior to Sublessee's storage, use or disposal of the Hazardous Materials on the Premises. For the purposes of the indemnity provisions hereof, any acts or omissions of Sublessee or by employees, agents (except Sublessor), assignees, contractors or subcontractors of Sublessee (whether or not they are negligent, intentional or unlawful) shall be strictly attributable to Sublessee. Sublesse's obligations under this section shall survive the termination of this Sublease. Notwithstanding the foregoing, Sublessee shall not be responsible for any Hazardous Materials on the Premises prior to the Commencement Date nor for any Hazardous Materials on the Premises after the Commencement Date, if not placed there by Sublessee, Sublessee's employees, contractors, agents or invitees.

24. HOLDING OVER. Sublessee shall have no right to hold over. If Sublessee does not surrender and vacate the Premises at Termination Date of this Sublease, Sublessee shall be a tenant at sufferance and the parties having agreed that the Rent shall be at a daily rate of one hundred and fifty percent (150%) of the monthly Base Rent set forth in Article 3, divided by thirty
     (30). In connection with the foregoing, Sublessor and Sublessee agree that the reasonable rental value of the Premises following the Termination Date of the Sublease shall be the amounts set forth above per month. Sublessor and Sublessee acknowledge and agree that, under the circumstances existing as of the Effective Date, it is impracticable and/or extremely difficult to ascertain the reasonable rental value of the Premises on the Termination Date and that the reasonable rental value established herein is a reasonable estimate of the damage that Sublessor would suffer as a result of the failure of the Sublessee to timely surrender possession of the Premises. The parties acknowledge that the liquidated damages established herein is not intended as a forfeiture or penalty within the meaning of California Civil Code sections 3275 or 3369, but is intended to constitute liquidated damages to Sublessor pursuant to California Civil Code sections 1671, 1676 and 1677. Notwithstanding the foregoing, and in addition to all other rights and remedies on the part of Sublessor if Sublessee fails to surrender the Premises upon the termination or expiration of this Sublease, in addition to any other liabilities to Sublessor accruing therefrom, Sublessee shall indemnify, defend and hold Sublessor harmless from all claims resulting from such failure, including, without limitation, any claims by any third parties based on such failure to surrender and any lost profits to Sublessor resulting therefrom.

25. COUNTERPARTS. This Sublease may be executed in counterparts, each of which shall be deemed to be an original, but such counterparts, when taken together, shall constitute but one agreement. In addition, an executed copy hereof received by facsimile transmission shall be effective as an original for all purposes.

CONSULT YOUR ADVISORS - This document has been prepared for approval by your attorney. No representation or recommendation is made by BT COMMERCIAL as to the legal sufficiency or tax consequences of this document or the transaction to which it relates. These are questions for your attorney.

In any real estate transaction, it is recommended that you consult with a professional, such as a civil engineer, industrial hygienist or other person, with experience in evaluating the condition of the property, including the possible presence of asbestos, hazardous materials and underground storage tanks.




SUBLESSEE:

Netcentives, Inc., a Delaware corporation


--------------------------------------------------------------------------------

By: _________________________________

Its: _________________________________





SUBLESSOR:

Pets.com, a California corporation



--------------------------------------------------------------------------------

By: ______________________________

Its: _________________________________

                      ASSIGNMENT AND TERMINATION AGREEMENT

This assignment and Termination Agreement (the "Agreement") is made as of December 22, 2000 by and between The Paulsen Family Partnership ("Lessor"), Pets.com ("Lessee") and Netcentives Inc. ("Sublessee") in reference to the following facts:

A. Lessor and Lessee entered into that certain Lease of Commercial Space dated as of April 8, 1999, as amended ("Lease") for the Premises located at 435 Brannan Street as more particularly described in the Lease ("Premises").

B. Lessee and Sublessee entered into that certain BT Commercial Sublease dated July 20, 2000, as amended ("Sublease") for the entire Premises. As a part of the Sublease transaction, Lessor's consent, and Sublessee's willingness to enter into the Sublease were conditioned upon Sublessee attorning to and becoming a direct tenant of Lessor in the event that the Lease between Lessor and Lessee should be terminated. Lessor assured Sublessee that its occupancy of the Premises would not be disturbed and that its quiet enjoyment of the Premises would be assured, so long as Sublessee was not in default under the Sublease.

C. Lessor and Lessee desire to terminate the Lease. Lessor, Lessee and Sublessee desire to assign the Sublease to Lessor, and amend the Sublease so that it becomes a direct lease between Lessor and Sublessee on exactly the same terms and conditions as the Sublease.

          NOW THEREFORE, the parties agree as follows:

Section 1. Lease Termination.

The Lease is hereby terminated as of December 31, 2000 ("Termination Date"). From and after the Termination Date, Lessor and Lessee are released and discharged from their respective rights and obligations under the Lease.

Section 2. Assignment and Amendment of Sublease.

     (a) As of the Termination Date: (i) Lessee hereby assigns to Lessor all of Lessee's right, title and interest in and to the Sublease, and Lessor assumes all of Lessee's obligations arising under the sublease accruing on or after the Termination Date or accruing before the Termination Date, if not satisfied; and (ii) the Sublease is amended as follows: (a) it is retitled "Lease," (b) it becomes a direct lease between Lessor and Sublessee (the "New Lease") on exactly the same terms and conditions contained in the Sublease, (c) all references to "Pets.com" in the Sublease shall be deemed to be to "The Paulson Family Partnership;" (d) all references to the "Master Lease" shall refer to the Lease and specific provisions therein as applicable, as existing immediately prior to termination; and (e) any other references needed to cause the document to be understood to be a direct lease between Lessor and Sublessee shall be deemed made. Lessee hereby assigns to Lessor all of Lessee's right, title and interest in and to Sublessee's security deposit under Section 8 of the Sublease. On or before the Termination Date, Sublessee shall amend its letter of credit in the amount of $510,416.67 to name Lessor as beneficiary and shall look solely to Lessor for return of its security deposit. Lessee shall reasonably cooperate with Sublessee and shall take all steps reasonably necessary to effect such assignment. All fees and costs charged by the Issuer of the letter of credit in connection with such assignment shall be paid by Lessee.

     (b) It is the intention of Lessor and Sublessee that the Sublease not terminate but rather that it become a lease directly between Lessor and Sublessee. If by operation of law the Sublease, nonetheless, terminates on account of the termination of the Lease, Lessor and Sublessee shall execute a new lease agreement on the same terms and conditions as would have pertained had the Sublease not terminated and so as to effect the intent of the parties to this Agreement to have the New Lease be on the same terms and conditions as the Sublease except as specifically set forth in this Agreement.

     (c) As of the Termination Date, Sublessee shall have no further obligation to Lessee under the Sublease and Sublessee's performance of any obligations under the Sublease or New Lease directly to Lessor shall satisfy any obligations previously accrued to Lessee.

Section 3. Release; Indemnity.

     (a) Lessor and Sublessee hereby release Lessee from and against any and all claims, losses, damages, judgments, liabilities and expenses (collectively, "Claims") including without limitation Claims arising from or relating to the Lease, Sublease or New Lease, but excepting Claims arising under this Agreement. Sublessee's release of Lessee shall not be deemed a release of Lessor for any Claims which originally arose under the Sublease and which constitute a continuing default under the New Lease. Lessor and Sublessee acknowledge that they are familiar with Section 1542 of the California Civil Code which provides as follows:

               A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED THIS SETTLEMENT WITH THE DEBTOR.

          Lessor and Lessee waive and relinquish any right or benefit which they have or may have under California Civil Code Section 1542 or any similar provision of the statutory or nonstatutory law of any other jurisdiction.

     (b) From and after the Termination Date, Lessor shall indemnify, defend and hold Lessee harmless from and against any and all Claims arising from or relating to the Lease, the Sublease (as amended by this Agreement) or the New Lease.

Section 4. Miscellaneous.

     (a) This Agreement constitutes the entire agreement between the parties with respect to the subject matter of this Agreement and supersedes all prior offers, negotiations, whether oral or written.

     (b) Time is of the essence in the performance of the obligations under this Agreement.

     (c) This Agreement shall be binding upon and shall inure to the benefit of Lessor, Lessee and Sublessee and their respective successors in interest and assigns.

     (d) This Agreement shall be governed by and interpreted in accordance with the laws of the State of California.

     (e) The individuals executing this Agreement for and on behalf of Lessor, Lessee and Sublessee represent and warrant that they are duly authorized representatives of Lessor, Lessee, and Sublessee respectively, with full right, power and authority to make and enter into this Agreement.

     (f) Any initially capitalized terms which are used and not otherwise expressly defined herein shall have the meanings specified in the Sublease.

     (g) This Agreement is hereby incorporated into and made a part of the Sublease and all terms and provisions of the Sublease which are not expressly modified herein shall remain in full force and effect.

     (h) This Agreement may be executed in counterparts, each of which shall be deemed an original document. All executed counterparts together shall constitute one and the same document, and any signature pages may be assembled to form a single original document. A signed copy of this Agreement transmitted via facsimile to one or more of the other parties hereto shall be binding upon the signatory thereto.

     (i) If Sublessee, Lessee or Lessor commences an action against the other arising out of or in connection with this Agreement, the prevailing party shall be entitled to recover its costs of suit and reasonable attorneys' fees.

     IN WITNESS WHEREOF, Lessor, Lessee and Sublessee have executed this Agreement as of the date written above.

   LESSOR:

   PAULSEN FAMILY PARTNERSHIP

   By:      (signed) Albert R. Paulsen, Partner

   By:      (signed) Alice H. Paulsen, Partner

   SUBLESSEE:

   NETCENTIVES INC.

   By:      (signed) J.F. Longinotti

   Name:    J.F. Longinotti

   Its:     Chief Operating Officer & CFO


   LESSEE:

   PETS.COM, a California corporation

   By:      (signed) P. Manca

   Name:    P. Manca

   Its:     CFO

                                                                    Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement Nos. 333-92205, 333-34470, and 333-41232 of Netcentives Inc. on Form S-8 of our
report dated February 2, 2001 (April 2, 2001 as to the last two paragraphs of Note 17), appearing in this Annual Report on Form 10-K of Netcentives Inc. for the year ended December 31, 2000.

/S/ DELOITTE & TOUCHE LLP

San Jose, California
April 2, 2001

                                                                    Exhibit 99.1



Stacey Levitz
                                             Senior Director, Investor Relations
                                             Netcentives Inc.
                                             415.615.2365
                                             stacey@netcentives.com

  Netcentives to Recognize Approximately $40 Million in Operating Efficiencies
                    Larsen Tapped as Chief Executive Officer
           First Quarter Revenue and EPS On Track to Meet Expectations

SAN FRANCISCO, April 2, 2001 -- Netcentives Inc.(TM) (Nasdaq: NCNT), a leading provider of loyalty and direct marketing solutions, today announced that it is taking action to realize approximately $40 million in cost savings, which is expected to result in earnings per share improvements during its fiscal year ended 2001. In addition, the Company announced that President Eric Larsen will assume the role of Chief Executive Officer. West Shell III will remain as Chairman of the Board.

"Eric and I have formed a very effective partnership leveraging our respective strengths. The Board and I are confident that with his proven track record and broad management expertise, Eric is the right leader to take Netcentives to the next stage in its growth," said West Shell III. The Company is committed to investing in our technology platform while focusing sales and marketing resources on high growth markets where we have a significant competitive advantage. These areas include enterprise incentive programs, registered credit card programs, email communications and custom loyalty programs focused on the financial services market."

The Company's cost reduction plan includes several initiatives such as: a reduction in contract labor, cuts in administrative, travel and capital expenditures, and a reduction in workforce of approximately 120 people. Factoring in reductions, the Company expects to report full year revenue in the range of $65 million to $70 million, representing an approximate 55%
year-over-year increase, but below original forecasts. Year-end EPS is now expected to be between ($0.90) and ($0.95), which represents an approximate 40% improvement compared to previous forecasts. The Company will give more detailed financial guidance on its first quarter conference call scheduled for April 24.

Netcentives attributes this top line forecast change to the broad economic slowdown. In addition, the Company has seen changes in its business activity with Nortel Networks, which has been a significant contributor to the Company's earnings.

"The Netcentives leadership team is being very aggressive in aligning our expense structure with growth expectations. Our cost cutting initiatives are imperative in today's market environment, said Eric Larsen. "Despite this lackluster economy, we expect first quarter's top line results to be in line with expectations and our EPS to improve. However, due to longer sales cycles within our Global 2000 prospect base, and a more conservative outlook for full year 2001, we are revising revenue guidance which is expected to yield improved EPS guidance."

Netcentives expects first quarter revenue between $15 million and $16 million, which is in line with Wall Street's expectations. Netcentives' earnings per share is projected to be slightly better than expected and between the range of ($0.39) to ($0.41). The Company expects to take a one-time charge of approximately $700,000 related to severance costs during its second quarter ended June 30, 2001. Along with its first quarter expectations, the Company reiterated plans today to achieve cash flow breakeven from operations by the fourth quarter of 2001.

About Netcentives Inc.
San Francisco-based Netcentives Inc. (Nasdaq: NCNT), a leading provider of loyalty solutions, delivers a broad suite of relationship marketing technology and services including business, consumer and employee loyalty programs, customized email marketing and consulting services. With a global 2000 customer base and over 50 million managed relationships, Netcentives' patented business processes and scalable technology infrastructure provide clients with the power and flexibility to drive enduring customer relationships both online and offline. For more information about Netcentives and its portfolio of relationship marketing solutions, visit www.netcentives.com or call 415.538.1888.

(C)2001 Netcentives Inc. All rights reserved. Netcentives is a trademark of Netcentives Inc. Other product and company names herein may be trademarks of their respective owners. This press release contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding Netcentives' business strategy and future plans and projected results of operations. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. These and other important factors, including those mentioned in various Securities and Exchange Commission filings made periodically by Netcentives, may cause Netcentives' actual results and performance to differ materially from the future results and performance expressed in or implied by such forward-looking statements. The forward-looking statements contained in this press release speak only as of the date hereof and Netcentives expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in Netcentives' expectations or future events.