Form 10-K/A
period 2000-12-31
NETCENTIVES INC
filed 2001-04-10
CIK 1081404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

EXPLANATORY  NOTE:

THIS AMENDMENT TO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 CORRECTS CERTAIN INFORMATION IN ITEM 8. IN PARTICULAR, CERTAIN INFORMATION IS CORRECTED IN NOTES 4, 6, 7, 8 AND 17 TO THE CONSOLIDATED FINANCIAL STATEMENTS AS FOLLOWS: (i) NOTE 4 IS AMENDED TO REFLECT THE CORRECT COST AND ACCUMULATED DEPRECIATION OF CERTAIN PROPERTY AND EQUIPMENT AS OF DECEMBER 31, 2000; (ii)
NOTE 6 IS AMENDED TO CONFORM CLASSIFCATIONS OF FUTURE MATURITIES OF LONG TERM DEBT AND CAPITAL LEASES AS OF DECEMBER 31, 2000; (iii) NOTE 7 IS AMENDED TO REVISE A TYPOGRAPHICAL ERROR WITH RESPECT TO THE PRO FORMA NET LOSS FOR 1998 UNDER STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, THAT WAS CORRECTLY DISCLOSED IN THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999; (iv) NOTE 8 IS AMENDED TO CONFORM A CHANGE WITH RESPECT TO THE SHARES OF COMMON STOCK SUBJECT TO REPURCHASE AS OF DECEMBER 31, 2000 WITH THE CORRECT AMOUNT DISCLOSED IN NOTE 7; AND (v) NOTE 17 IS AMENDED TO REFLECT THE DELETION OF THE CROSS-REFERENCE TO
EXHIBIT 99.1. EXCEPT AS SET FORTH IN ITEM 8 BELOW, NO OTHER CHANGES ARE MADE TO OUR REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000. NONE OF THESE CHANGES HAD ANY IMPACT ON STOCKHOLDERS' EQUITY, NET LOSS OR NET LOSS PER SHARE.

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

4. Property and Equipment

Property and equipment consists of (in thousands):

                                                  December 31,
                                           ------------------------

                                              2000           1999
                                           ----------     ---------

Computer equipment                          $ 19,736       $ 8,036
Office and furniture equipment                 5,611           496
Leasehold improvments                          8,762         1,205
Internal use software                         17,142         2,554
                                           ----------     ---------
Total                                         52,251       12,291
Accumulated depreciation                     (10,580)       (3,328)
                                           ----------     ---------

Total property and equipment - net          $ 40,671       $ 8,963
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

Maturities of long-term debt and capital leases as of December 31, 2000 are as follows (in thousands):

                     Year Ending December 31,
                     ------------------------
                                    Capital
                         Debt       Leases
                     -----------  ----------

2001                   $  2,297    $  1,573
2002                      3,589         596
2003                          -          70
                     -----------  ----------

Total payments         $  5,886    $  2,239
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

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method. The fair value of stock-based awards to employees has been calculated using the Black-Scholes method subsequent to its public offering in 1999, and the minimum value method in prior periods with the following weighted average assumptions: expected life, 48 months; risk-free interest 5.0% in both 2000 and 1998, and 4.6% in 1998; volatility of 148% in 2000, and 155% in the fourth quarter of 1999; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the Company's awards had been amortized to expense over their related vesting periods, the effect would have been to increase net loss to $198,220,000 ($5.03 per share) in 2000, $50,402,000 ($5.38 per share) in 1999, and $14,427,000 ($8.78 per share) in 1998.

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
                                              ==========  ==========  ==========

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

                                                2000         1999         1998
                                               -------      -------     --------
Convertible preferred stock                         -            -       15,169
Shares of common stock subject to repurchase      562        1,205        2,106
Outstanding options                             8,483        6,371        4,089
Warrants                                          982          937          737

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

10.23******+        Master  Services  Agreement  between  Netcentives  Inc.  and
                    Nortel Networks Limited dated February 7, 2000.

10.24******         BT   Commercial   Sublease   dated  July  20,  2000  between
                    Netcentives   Inc.  and   Pets.com,   and   Assignment   and
                    Termination Agreement between Netcentives Inc., Pets.com and the Paulsen Family Partnership dated December 22, 2000.

21.1***             Subsidiaries of the Registrant.

23.1******          Independent Auditors' Consent.

23.2   (Page 32)    Independent Auditors' Consent.

99.1******          News release dated April 2, 2001.

     * Incorporated by reference to the exhibit with the same numerical designation filed as part of the Report on Form 8-K of the Registrant dated March 3, 2000, filed with the SEC on March 20, 2000.
     ** Incorporated by reference to the exhibit with the same numerical designation filed as part of the Company's Report on form 10-Q for the quarterly period ended March 31, 2000 filed with the SEC on May 15, 2000.
     *** Incorporated by reference to the exhibit designated 2.1 filed as part of the Company's Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the SEC on August 14, 2000.
     **** Incorporated by reference to the exhibit with the same numerical designation filed as part of the Company's Registration Statement 333-83443, as amended, declared effective on October 19, 1999.
     ***** Incorporated by reference to the exhibit with the same numerical designation filed as part of the Company's Report on Form 8-K of the Registrant dated January 23, 2000, filed with the SEC on February 15, 2000.
     ****** Incorporated by reference to the exhibit with the same numerical designation filed as part of the Company's Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on April 2, 2001.
     + Confidential Treatment Requested.

(b) The following financial statements and schedules are filed as part of this report:

      (page 2)      Independent  Auditors' Report
      (page 3)      Consolidated Balance Sheets at December 31, 2000 and 1999
      (page 4)      Consolidated  Statements of  Operations  for the years ended
                    December 31, 2000, 1999 and 1998
      (page 5)      Consolidated  Statements  of  Stockholders'  Equity  for the
                    years ended December 31, 2000, 1999 and 1998
      (page 7)      Consolidated  Statements  of Cash Flows for the years  ended
                    December 31, 2000, 1999 and 1998
      (page 9)      Notes to Consolidated Financial Statements
      (page 30)     Schedule II-Valuation and Qualifying Accounts

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


                                                     NETCENTIVES INC.

Date: April 10, 2001                                By:/s/ John F. Longinotti
                                                      ----------------------

                                   John F. Longinotti, Executive Vice President,
                                                                     COO and CFO

                                                                    Exhibit 23.2

INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement Nos. 333-92205, 333-34470, and 333-41232 of Netcentives Inc. on Form S-8 of our
report dated February 2, 2001 (April 2, 2001 as to the last two paragraphs of Note 17), appearing in this Annual Report on Form 10-K/A of Netcentives Inc. for the year ended December 31, 2000.

/S/ DELOITTE & TOUCHE LLP

San Jose, California
April 10, 2001