Form 10-Q
period 2001-03-31
NETCENTIVES INC
filed 2001-05-15
CIK 1081404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                    Form 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number: 0-27253
                         -------------------------------

                                NETCENTIVES INC.

             (Exact name of Registrant as specified in its charter)

                  Delaware                         93-1213291
         (State or other jurisdiction           (I.R.S. Employer
       of incorporation or organization)      Identification Number)
                         -------------------------------

                          475 Brannan Street, 3rd Floor
                         San Francisco, California 94107
                                  415-615-2000

   (Address, including zip code, and telephone number, including area code, of
                    Registrant's principal executive offices)

                         -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value per share, as of May 5, 2001 was 43,389,227.

                                NETCENTIVES INC.
                                    FORM 10-Q

                      For the Quarter Ended March 31, 2001

                                      INDEX


PART I FINANCIAL INFORMATION                                               PAGE
                                                                           ----

Item 1.Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2001 and
December 31, 2000                                                             3

Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2001 and 2000                                          4

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2001 and 2000                                          5


Notes to Condensed Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                          11

Item 3.Quantitative and Qualitative Disclosures about Market Risk            31


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    32

Item 2. Changes in Securities and Use of Proceeds                            32

Item 6. Exhibits and Reports on Form 8-K                                     33

SIGNATURE                                                                    34

                                NETCENTIVES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except per share and par value amounts)
                                   (unaudited)

                                                     March 31,     December 31,
                                                       2001            2000 *
                                                   -------------  -------------
ASSETS
Current assets:
   Cash and equivalents                              $ 14,508         $ 31,670
   Short-term investments                              11,254           11,604
   Accounts receivable                                  6,486            7,228
   Prepaid incentive awards                               830              910
   Prepaid expenses and other current assets            1,389            1,707
                                                   -------------  -------------
        Total current assets                           34,467           53,119
   Property and equipment - net                        36,981           40,671
   Intangible assets - net                            250,468          269,724
   Marketable securities                                1,114            2,403
   Other assets                                        10,327           10,295
                                                   -------------  -------------
        Total assets                                $ 333,357        $ 376,212
                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $ 6,272          $ 6,263
   Accrued compensation and benefits                    3,422            6,029
   Accrued redemption costs                             1,901            1,931
   Other accrued liabilities                            5,586            5,496
   Deferred revenue-product                            15,144           17,661
   Deferred revenue-services                           14,623           14,506
   Current portion of long-term obligations             3,017            3,870
                                                   -------------  -------------
        Total current liabilities                      49,965           55,756
Long-term obligations                                   4,129            4,255
Stockholders' Equity:
   Common stock, $.001 par value--shares
     authorized:100,000,000;
     shares outstanding: March 31, 2001,
     43,185,999; December 31, 2000, 43,017,419             43               43
   Paid-in capital                                    629,482          631,158
   Deferred stock expenses                            (57,743)         (65,524)
   Unrealized gain/(loss) on marketable securities     (1,289)             147
   Receivables from sales of stock                        (41)             (41)
   Accumulated deficit                               (291,189)        (249,582)
                                                   -------------  -------------
        Total stockholders' equity                    279,263          316,201
                                                   -------------  -------------
        Total liabilities and stockholders' equity  $ 333,357        $ 376,212
                                                   =============  =============



*The December 31, 2000 amounts are derived from the Company's audited financial statements.

See accompanying notes to the condensed consolidated financial statements.

                                NETCENTIVES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                            2001         2000
                                                        ----------   ----------
Revenues:
   Product                                                $ 6,097        $ 487
   Program-related services                                 5,528        1,645
   Direct marketing services                                3,298        1,320
   Technical and marketing consulting services              2,155        1,186
                                                        ----------   ----------
       Total revenues                                      17,078        4,638
                                                        ----------   ----------

Costs and expenses:
   Cost of product revenues                                 5,084          408
   Program-related services, marketing and
     support costs                                         11,111        7,706
   Cost of direct marketing services                        1,948          184
   Cost of technical and marketing consulting
     services revenues                                      1,204          474
   Research and development                                 4,166        1,653
   Selling, general and administrative                      7,086        4,786
   Amortization of deferred stock compensation                701        1,092
   Amortization of supplier and other stock
     arrangements                                           6,174        1,077
   Amortization of intangibles                             21,238        1,524
                                                        ----------   ----------
       Total costs and expenses                            58,712       18,904
                                                        ----------   ----------

   Loss from operations                                   (41,634)     (14,266)
                                                        ----------   ----------
   Interest income                                            625        1,272
   Income from equity investee                               (289)           -
   Interest expense                                          (309)         (95)
                                                        ----------   ----------
   Net loss                                             $ (41,607)     (13,089)
                                                        ==========   ==========

   Net loss per share- basic and diluted                  $ (0.98)     $ (0.40)
                                                        ==========   ==========

   Shares used in computing per share amounts-
       basic and diluted                                   42,652       32,590
                                                        ==========   ==========



See accompanying notes to the condensed consolidated financial statements.

                                NETCENTIVES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                            2001         2000
                                                        -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                          $ 15,392      $ 6,460
   Cash paid to suppliers and employees                   (30,219)      (9,160)
   Cash paid for interest                                    (309)         (89)
   Interest received                                          625        1,272
                                                        -----------  ----------
    Net cash used in operating activities                 (14,511)      (1,517)
                                                        -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                     (1,913)      (7,807)
   Maturity (purchases) of short-term investments, net        203        4,037
   Cash paid in UVN acquisition, net of cash acquired           -       (4,103)
   Cash acquired in MaxMiles acquisition                        -           32
   Other long term assets                                       -         (128)
                                                        -----------  ----------
    Net cash used in investing activities                  (1,710)      (7,969)
                                                        -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock                                       38          159
   Repayment (issuance) of receivable related to
     previous issuances of common stock                         -          450
   Borrowings on long-term debt                                 -          493
   Principal payments on long-term debt                      (979)        (338)
                                                        -----------  ----------
    Net cash (used in) provided by financing activities      (941)         764
                                                        -----------  ----------
NET DECREASE IN CASH AND EQUIVALENTS                      (17,162)      (8,722)
CASH AND EQUIVALENTS, beginning of period                  31,670       75,290
                                                        -----------  ----------
CASH AND EQUIVALENTS, end of period                      $ 14,508     $ 66,568
                                                        ===========  ==========



See accompanying notes to the condensed consolidated financial statements.

                                NETCENTIVES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                 (In thousands)
                                   (unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                        -----------------------
                                                            2001         2000
                                                        -----------  ----------

NONCASH INVESTING AND FINANCING ACTIVITIES:

   Acquisition of UVN:
   Value of stock issued                                              $ 18,028
   Cash paid                                                             4,103
   Liabilities assumed                                                   4,628
                                                                     ----------
    Assets acquired (including intangibles of $25,652)                  26,759
                                                                     ==========
Acquisition of MaxMiles:
   Value of stock and options issued,
    net of deferred stock compensation                                $ 11,326
   Cash acquired                                                           (32)
   Liabilities assumed                                                     360
                                                                     ----------
    Assets acquired (including intangibles of $11,509)                   11,654
                                                                     ==========



See accompanying notes to the condensed consolidated financial statements.

NETCENTIVES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Netcentives Inc. (the "Company") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and changes in cash flows for the three months ended March 31, 2001 and 2000. The balance sheet at December 31, 2000, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the fiscal year ended December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim consolidated financial statements. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes hereto, for the year ended December 31, 2000 included in the Company's Form 10-K, as amended.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified for consistency with the current period presentation. Such reclassifications had no impact to net loss or stockholders' equity.

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. The effect of adopting SFAS 133 was immaterial as the Company was not party to any derivative instruments at the date of adoption.

In accordance with SFAS 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of a derivative instrument are recorded each period in earnings because the Company does not generally use derivatives for hedging purposes or otherwise.

Note 2 - Subsequent Events

On April 2, 2001, the Company announced a cost reduction plan. The plan includes a decline in contract labor, cuts in administrative, travel and capital expenditures, and a reduction in work force of approximately 120 people. As a result of the reduction in force, the Company will be recognizing severance costs of approximately $700,000 in its second quarter 2001 financial statements.

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

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

                                                       Three Months Ended
                                                           March 31,
                                                 -------------------------------
                                                     2001             2000
                                                 --------------   --------------
                                                      (In thousands, except
                                                        per share amounts)

Net loss (numerator), basic and diluted              $ (41,607)       $ (13,089)
                                                 ==============   ==============

Shares (denominator):
Weighted average common shares outstanding              43,136           33,648
Weighted average common shares outstanding
  subject to repurchase                                   (484)          (1,058)
                                                 --------------   --------------

Shares used in computation, basic and diluted           42,652           32,590
                                                 ==============   ==============

Net loss per share, basic and diluted                  $ (0.98)         $ (0.40)
                                                 ==============   ==============

For the above-mentioned periods, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

                                                         As of March 31,
                                                 -------------------------------
                                                      2001              2000
                                                 --------------   --------------
Shares of common stock subject to repurchase            406               1,010
Outstanding options                                   9,150               6,458
Warrants                                                982                 997


Note 4 - Risks and Uncertainties

We believe that our available cash resources and projected sales will be sufficient to meet our presently anticipated working capital and capital expenditure needs for at least the next twelve months. However, to the extent that our sales do not occur as anticipated and we are not able to raise additional financing, we may need to reduce the scope of our planned capital expenditures and product development and reduce other operating costs.

Note 5 - Pro Forma Results of Operations

The following unaudited pro forma information shows the results of operations for the three months ended March 31, 2000 as if the Maxmiles, UVN and Post acquisitions, which occurred in 2000 had occurred as of January 1, 2000. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at that date or of future operations of the combined companies (in thousands, except per share information).

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                     2000
                                                              ------------------
Total revenues                                                     $ 6,659
Net loss                                                         $ (38,688)
Net loss per share, basic and diluted                              $ (1.00)


Note 6 - Consolidated Statement of Cash Flows Information

A reconciliation of net cash used in operating activities follows
(in thousands:)


                                                            Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                         2001            2000
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (41,607)      $ (13,089)
  Reconciliation to net cash used in
   operating activities:
  Depreciation and amortization                         23,741           2,951
  Deferred stock compensation expense                      616           1,092
  Expenses relating to stock warrants
   and other stock arrangements                          6,185           1,083
  Advertising expense arising from barter
   transactions                                             28              88
  Income from equity investee                              289               -
  ClickMiles issued for services                           464             750
  Changes in operating assets and liabilities:
       Accounts receivable                                 742            (464)
       Prepaid incentive awards                             80              31
       Prepaid expenses                                    318             158
       Other assets                                         63             456
       Accounts payable                                      9            (728)
       Accrued compensation and benefits                (2,607)           (673)
       Accrued redemption costs                           (494)           (718)
       Other accrued liabilities                            90           5,260
       Deferred revenue- product and services           (2,428)          2,286
                                                     -----------    -----------
        Net cash used in operating activities        $ (14,511)      $  (1,517)
                                                     ===========    ===========

Note 7 - Segment Reporting

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

The Company's operating businesses are organized based on the nature of products and services provided. Based on this approach, the Company classifies its businesses into three identifiable segments: Currency, Direct Marketing Services, and Technical and Marketing Consulting Services. Certain of the Company's businesses do not meet the definition of a reportable operating segment and have been aggregated under Currency. These include the ClickRewards program, Enterprise Incentive Programs, Custom Loyalty Programs and the Registered Card Program. Segment accounting policies are the same as the policies described in Note 2 of the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Form 10-K, as amended.

Financial information for the Company's business segments is as follows (in thousands):


                                                      Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                        2001            2000
                                                  -------------  ---------------
Revenues:
  Currency                                            $ 11,625          $ 2,132
  Direct marketing services                              3,425            1,320
  Technical and marketing consulting services            2,180            1,265
  Elimination of intersegment revenues                    (152)             (79)
                                                  -------------  ---------------
           Consolidated revenues                      $ 17,078          $ 4,638
                                                  =============  ===============

Gain/(Loss) from operations:
  Currency                                           $ (21,786)       $ (16,114)
  Direct marketing services                            (20,421)           1,136
  Technical and marketing consulting services              642              758
  Elimination of intersegment profits                      (69)             (46)
                                                  -------------  ---------------
           Consolidated loss from operations         $ (41,634)       $ (14,266)
                                                  =============  ===============

                                                     March 31,      December 31,
                                                        2001            2000
                                                  -------------  ---------------
Assets:
  Currency                                            $ 88,510        $ 111,474
  Direct marketing services                            240,451          263,282
  Technical and marketing consulting services            4,396            1,456
                                                  -------------  ---------------
           Consolidated assets                       $ 333,357        $ 376,212
                                                  =============  ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause Netcentives' actual results, performance, or achievements to be materially different from those stated herein. Although management of Netcentives believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Netcentives' Form 10-K dated April 2, 2001, as amended.

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

From organization in 1996 until March 1998, our operations consisted primarily of various start-up activities, such as research and development, personnel recruiting, capital raising and trial sales of our products with initial customers. We launched the ClickRewards program in March 1998 and began recognizing revenue from non-trial program sales in April 1998. We launched our first Enterprise Incentive program in January 1999 and our first Custom Loyalty program in July 1999. In the year ended December 31, 2000, we derived most of our revenue from our ClickRewards programs, Enterprise/Corporate Incentives programs, and the Direct Marketing Solutions.

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

How our Programs Work

We have focused our business strategy on providing loyalty solutions and services to our clients both online and offline. Our most established rewards currency is ClickMiles, which we sell to merchants who become part of the ClickRewards program. These merchants, in turn, award these ClickMiles to consumers as purchase, loyalty and other incentives. ClickMiles are redeemable for, among other things, frequent flyer miles on major airlines at a ratio of one frequent flyer mile for each ClickMile. We have also developed and continue to develop customer branded loyalty and rewards currencies for large Internet merchants, portals, content sites and other business customers. We sell these custom currencies to our customers, who then distribute them under their own brands. The custom loyalty currencies are redeemable for items specific to the customer for whom the currency has been developed and, in certain cases, are exchangeable for ClickMiles. During the past several quarters, we have expanded our capabilities to offer offline loyalty programs through the Registered Card program and technology acquired in the UVN acquisition. We also offer email marketing services through our acquisition of Post Communications.

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

ClickRewards. Merchants who participate in the merchant-based ClickRewards program receive the benefit of our promotion of the ClickRewards brand and network, which includes direct links to the merchants' sites from our ClickRewards web page. We also provide merchants who participate in the ClickRewards program with a variety of related marketing and promotional services. These services include promotional consulting, direct marketing services to our member base and integration and maintenance of our enabling software. Depending on the specific relationship we have with the merchant, we may either include some of these services in our ClickMiles pricing or we may price them separately. To the extent that services are bundled with ClickMiles, we increase the price of the ClickMiles package to reflect the value of these services.

Registered Card Program. Through the acquisition of UVN, the Company operates the Registered Card program, which allows businesses to recognize and reward purchase behavior both online and offline in permission based programs.

Direct Marketing. Through the acquisition of Post Communications, the Company offers customized email marketing services including the marketing strategy, program design, production and technologies required to retain customers and drive sales.

Each Netcentives program can be supported by our promotional management services such as account monitoring, reporting, reward fulfillment, customer service support, customized e-mail communication services and rewards program aggregation services. In the case of awards transaction processing, we purchase the relevant awards and either have the merchandise delivered to the consumer through third-party fulfillment houses, or in the case of frequent flyer miles offered through the ClickRewards program, electronically credit their chosen frequent flyer account. We also provide members with ongoing support to assist them in managing and redeeming their currency.

How We Recognize Revenues

Most of our revenues to date have been derived from the sale of rewards and loyalty currencies. In the years ended December 31, 2000 and 1999, revenues from these sales were 56% and 31% of total revenues, respectively. For the quarters ended March 31, 2001 and 2000, revenues from these sales were 68% and 46% of total revenues respectively. Due to the complex nature of revenue recognition and the significance of these revenues to our total revenues, a detailed explanation of the revenue recognition for these items follows.

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

A merchant or custom loyalty customer typically purchases currencies from us before awarding them. Upon the sale of our loyalty currencies, we allocate these revenues between the product component, and the program-related services components. The product component of revenues is deferred until the member redeems the currency for his or her selected reward. At the time of redemption, we recognize the product component of revenues and the associated cost of revenue based on the actual cost of the redemption reward. The revenue related to the services component of the currency sale is deferred until the sale of the currency becomes non-refundable, which in the ClickRewards program has historically been upon award of the currency to a consumer by the merchant. Services revenues relating to separately-priced services are recognized when these services are delivered. The remaining portion of services revenues is recognized ratably over the period during which these services are provided. For all ClickMiles sold through March 31, 2001, this service period has been initially calculated for the maximum life of the ClickMile based on its expiration date. To the extent ClickMiles are redeemed prior to expiration, the remaining unamortized amount of deferred services revenues is recognized at the time of redemption.

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

We typically sell our loyalty currency products and related services to merchants or custom clients for cash. However, from time to time, in connection with promoting the ClickRewards program, we also sell ClickMiles to our merchants for non-cash consideration, such as advertising and merchandise. The revenue from the sale of these ClickMiles is accounted for on the same basis as cash sales and the value of the advertising or merchandise is recorded as an expense or a prepaid asset as appropriate. In the three months ended March 31, 2001, approximately $28,000 of advertising expense was recorded under these arrangements which was transacted with one merchant. In the three months ended March 31, 2000, approximately $88,000 of advertising expense was recorded under these arrangements, of which 93% was transacted with two merchants.

We also derive program-related service revenues from the initial set-up fees received from some of our Custom Loyalty programs. We recognize these set-up fees and related costs over the minimum life of the Custom Loyalty program contract. Additionally, we derive program-related service revenues from currency point expirations and from licensing activities. In the three months ended March 31, 2001 and 2000, we recognized $577,000 and $849,000, respectively, of revenues related to these activities.

A reconciliation of combined loyalty currencies activity for the ClickRewards program, Custom Loyalty programs, Enterprise Incentive programs and Registered Card program, deferred revenue-product and non-revenue points awarded by Netcentives follows (in thousands):



                                                            Three Months Ended
                                                                 March 31,

                                                           ---------------------
                                                               2001       2000
                                                           ---------------------
                                                               (in thousands)
Loyalty currencies activities (number of points):
   Beginning balance                                        1,801,179   372,121
   Awarded by merchants                                       252,143    86,835
   Redeemed by members                                       (305,969)  (22,892)
   Sold to merchants not yet awarded, net (1)                 (22,569)   61,916
   Expired (2)                                               (876,786)  (22,906)
                                                           ----------- ---------
   Ending balance                                             847,998   475,074
                                                           =========== =========

    In circulation (3)                                        620,299   294,040
                                                           =========== =========

Deferred Revenues--Product:
   Beginning balance                                         $ 17,661   $ 6,489
   Awarded by merchants                                         5,191     1,556
   Redeemed by members                                         (6,063)     (397)
   Sold to merchants not yet awarded, net (1)                    (459)      667
   Expired (2)                                                 (1,186)     (458)
                                                           ----------- ---------
   Ending balance                                            $ 15,144   $ 7,857
                                                           =========== =========

Non-revenue points awarded by Netcentives (4):
   Points outstanding at end of period                        102,756   123,676
                                                           =========== =========

   Accrued redemption costs                                   $ 1,901   $ 2,288
                                                           =========== =========


(1) Merchants are generally required to purchase points in advance before awarding them to consumers. This represents the buying activity, net of awards to members, of merchants.

(2) Some points purchased by merchants must be awarded within specified periods and cannot be refunded. In addition, certain programs require the member to redeem within a certain time or forfeit their redemption rights. This represents the number of points which expired unawarded and the amounts recorded as revenue at that time related to merchant points and represents the number of points which expired in consumers accounts and were recorded as revenues.

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

Technical and marketing consulting services revenues

Netcentives Consulting provides professional services that complement Netcentives programs and hosted operations to deliver loyalty solutions to our customers. These services include strategy, design and launch services which enable customers to move quickly from business concepts to successful programs and solutions. Netcentives Consulting works closely with customers to apply expertise in loyalty strategy, relationship marketing, creative design, and technology, coupled with Netcentives' core technology, to achieve our customers' business objectives.

Results of Operations

Three months Ended March 31, 2001 and 2000

Revenues

Total revenues increased to $17.1 million in the three months ended March 31, 2001 from $4.6 million in the three months ended March 31, 2000. The increase was primarily a result of growth of our ClickRewards program, the growth in the Enterprise Incentives business, the wind-down of our Custom Loyalty program with CMGI, and the addition of Post Communications, Inc. in the second quarter of 2000. Product revenues reflect the redemption of currency points for awards during the period and increased to $6.1 million in three months ended March 31, 2001 from $487,000 in the three months ended March 31, 2000. Consumers redeemed
306.0 million currency units in the three months ended March 31, 2001 and 22.9 million currency units in the three months ended March 31, 2000. Program-related service revenues were $5.5 million in the three months ended March 31, 2001 and $1.6 million in the three months ended March 31, 2000. The increases in program-related revenues were primarily due to growth in the ClickRewards program, the Custom Loyalty programs, and Enterprise Incentive programs, and the wind-down of the CMGI program. Program-related revenues for the three months ended March 31, 2001 included $285,000 related to consumer point expirations and $292,000 related to licensing fees. Direct marketing services revenues increased to $3.3 million in the three months ended March 31, 2001 from $1.3 million in the three months ended March 31, 2000. This increase was primarily due to the business activity of Post Communications subsequent to the date of acquisition. The direct marketing services revenue in the three months ended March 31, 2000 was primarily related to seasonal based email promotions in the ClickRewards program which tend to produce higher margins. Consulting services revenues were $2.2 million in the three months ended March 31, 2001 and $1.2 million in the three months ended March 31, 2000. The increase in consulting services revenues was due to having more consulting engagements, including marketing consulting engagements with AOL in during the three months ended March 31, 2001.

In February 2000, we entered into an agreement with Nortel Networks Limited in Canada to provide an Enterprise Incentive program enabling Nortel to reward and recognize its employees on a global basis. In fiscal year 2000, Nortel represented approximately 25% of total revenues. For the three months ended March 31, 2001 Nortel represented over 20% of total revenues.

Cost of Product Revenues

Cost of product revenues represents the actual cost of awards selected by members in exchange for currency points. Cost of product revenues was $5.1 million in the three months ended March 31, 2001 and $408,000 in the three months ended March 31, 2000, respectively. The cost of product revenues represented 83% and 84% of product revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of product revenues was a result of the increased redemption of currency points by members, which was principally related to the increased number of currency points outstanding.

Program-Related Services, Marketing and Support Costs


Program-related services, marketing and support costs represents the costs of marketing services provided for the ClickRewards program, as well as costs incurred to support merchants and members in the ClickRewards program. These costs consist primarily of compensation and related costs for marketing and sales personnel, advertising and marketing for the ClickRewards program, merchant account and rewards supplier management, product management activities and ClickMiles issued to acquire new members for the ClickRewards program. Program-related marketing and support costs were $11.1 million in the three months ended March 31, 2001 and $7.7 million in the three months ended March 31, 2000. The increase relates to increased marketing and consumer support personnel expenses of $3.7 million, and an increase in allocated facilities and office expenses of $3.1 million, offset by a decrease in advertising and promotions expenses of $2.8 million associated with the ClickRewards program. We expect to maintain our marketing expenditures, particularly those related to acquiring members for the ClickRewards program, advertising and promoting our brands and products, and managing programs for our Custom Loyalty program and Enterprise Incentive program customers.

Cost of Direct Marketing Services

Cost of direct marketing services consists of costs related to the delivery of email marketing program services. The cost of direct marketing services was $1.9 million in the three months ended March 31, 2001 and $184,000 in the three months ended March 31, 2000. These costs are primarily due to business activity of Post Communications subsequent to the date of acquisition. The direct marketing services revenue and the related costs in the three months ended March 31, 2000 were primarily related to seasonal based email promotions in the ClickRewards program which tend to produce higher margins. Costs of direct marketing services represented 59% and 14% of direct marketing services revenues for the three months ended March 31, 2001 and 2000, respectively.

Cost of Technical and Marketing Consulting Services

Cost of technical and marketing consulting services consists of the personnel and overhead costs incurred in connection with providing technical and marketing consulting services. Cost of consulting services totaled $1.2 million for the three months ended March 31, 2001 and $474,000 for the three months ended March 31, 2000. These expenses were related to technical consulting services provided by Netcentives Consulting and delivering marketing consulting services in the three month periods ended March 31, 2001 and 2000. Cost of technical and marketing consulting service revenues were 56% and 40% of technical and marketing consulting services revenues in the three months ended March 31, 2001 and 2000. This increase in costs as a percentage of revenues was due to the Company delivering a different mix of consulting and achieving a slightly lower rate of utilization on its internal resources in the three months ended March 31, 2001 as compared to the comparable period in 2000.

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development personnel, including independent contractors and consultants, software licensing expenses and allocated operating expenses such as site hosting, web site production, facilities expenses, and equipment costs. Research and development expenses were $4.2 million in the three months ended March 31, 2001 and $1.7 million in the three months ended March 31, 2000, respectively. This increase was primarily the result of an increase in expenses for enhancements to the ClickRewards program, as well as initial development efforts relating to our Custom Loyalty programs and Enterprise Incentive programs, and the addition of Post Communications in the second quarter of 2000. The increase relates to increased research and development personnel expenses of $1.0 million, and an increase in allocated facilities and office expenses of $1.4 million. We expect to maintain research and development spending in absolute dollars as we develop new products and maintain existing products.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses, sales commissions, treasury expenses, accounting and administrative expenses, professional fees, and other selling and corporate expenses. Selling, general and administrative expenses were $7.1 million in the three months ended March 31, 2001 and $4.8 million in the three months ended March 31, 2000. The increase from period to period were primarily the result of increased sales efforts to enroll merchants into the ClickRewards program, increased business development efforts for our Custom Loyalty program, increased general and administrative personnel and increased facilities and office costs and the addition of Post Communications in the second quarter of 2000. The largest component of the increase was the growth in compensation expense and related staff costs as a result of increased staffing levels which increased by $2.0 million between 2001 and 2000. We expect to maintain selling, general and administrative expenses in absolute amounts over the course of the next twelve months.

Amortization   of  Deferred  Stock   Compensation,   Supplier  and  Other  Stock
Arrangements and Intangibles

Amortization of deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants, and the deemed fair market value of our common stock at the time of these grants. This difference is amortized over the vesting period for such grants, which is typically four years. Amortization of deferred stock compensation was $701,000 in the three months ended March 31, 2001 and $1.1 million in the three months ended March 31, 2000. These amounts resulted from amortization of deferred stock compensation related to stock option grants and stock awards granted in 1999 and 1998.

Amortization of supplier and other stock arrangements represents the cost of warrants granted to certain airlines and other rewards suppliers in return for exclusivity and the cost of stock related to the ICQ ClickRewards program. Expenses related to contingent stock warrants granted to certain airlines and other partners and the stock issued related to the ICQ ClickRewards program was $6.2 million in the three months ended March 31, 2001 and $1.1 million in the three months ended March 31, 2000. Because the vesting of certain awards is subject to these rewards suppliers maintaining the exclusivity of the arrangement with Netcentives, the valuation of the warrants is not finalized until the vesting date. As a result, the charge relating to supplier stock awards may increase over remaining vesting periods through 2001.

In December 1998, we acquired the Panttaja Consulting Group in a transaction that was accounted for as a purchase. The resulting intangibles of $3.5 million recorded in the acquisition were amortized over two years. In January 2000, we acquired MaxMiles in a transaction accounted for as a purchase. The resulting intangibles of $11.5 million recorded in the acquisition are being amortized over an estimated useful life of three years. In March 2000, we acquired UVN in a transaction accounted for as a purchase. The resulting intangibles of $25.7 million recorded in the acquisition are being amortized over an estimated useful life of five years. In April 2000, we acquired Post Communications in a transaction accounted for as a purchase. The resulting intangibles of $315.5 million recorded in the acquisition are being amortized over an estimated useful life of four years. In the three months ended March 31, 2001 and 2000, we incurred $21.2 million and $1.5 million of expense related to amortization of these intangibles.

Interest Income, Net

Interest income primarily represents interest earned on short-term investments in highly-liquid debt instruments with a maturity at time of purchase of three months or less. Interest income, net, was $316,000 in the three months ended March 31, 2001 and $1.2 million in the three months ended March 31, 2000. The decrease was a result of decreased cash balances from operations, offset in part by an increase in interest expense relating to capital leases and other financing arrangements. Interest income decreased to $625,000 from $1.3 million for the three months ended March 31, 2001 and 2000, respectively. Interest expense increased to $309,000 from $95,000 for the three months ended March 31, 2001 and 2000, respectively.

Income from Equity Investee

Income from equity investee represents the Company's share of net income for the period from its 49% equity ownership in Golden Retriever Systems, LLC. This amount is presented net of the amortization for the period of the goodwill related to the Company's acquisition of UVN Holdings, Inc. that were allocated to its investment in Golden Retriever Systems, LLC.

Income Taxes

We have recorded losses since inception and therefore recorded no provision for income taxes for the three months ended March 31, 2001 and 2000.

Net Loss

Net loss increased to $41.6 million in the three months ended March 31, 2001 from $13.1 million in the three months ended March 31, 2000. The increases in net loss were primarily due to an increase in revenues of $12.4 million offset by an increase in operating costs and expenses of $39.8 million between the three month periods ended March 31, 2001 and 2000.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the private placement of preferred equity securities, through which we had raised net proceeds of $63.7 million through December 31, 2000, and from an initial public offering in the fourth quarter of 1999, which raised net proceeds of $68.8 million. We have also financed our operations through equipment lease financing and bank borrowings. As of March 31, 2001, we had outstanding equipment lease financing and bank borrowings totaling $7.1 million. We have no other available lines of credit or credit available under existing arrangements.

Cash used in operations was $14.5 million and $1.5 million for the three months ended March 31, 2001 and 2000 respectively. The cash used was primarily the result of our operating losses in these periods. Cash used in operations primarily reflected cash received from customers of $15.4 million and $6.5 million in the three months ended March 31, 2001 and 2000, respectively, offset by cash paid to suppliers and employees of $30.2 million and $9.2 million in the same periods.

We initially defer recording revenue at the time we sell our loyalty currencies, even though we have generally received cash up front from our customers for these sales. A significant portion of revenue is not recognized until the consumer redeems the currency. The remaining revenue is recognized on a ratable basis over the periods in which marketing and support services are provided to merchants and members. As a result of this accounting method, the cash received from customers is substantially greater than the amount of revenues reported for these periods. The difference in these amounts is reflected primarily as an increase in the amount of deferred revenues for products and services shown on our consolidated balance sheet. Total deferred revenues decreased on a net basis from cash transactions by $2.4 million during the three months ended March 31, 2001 and increased by $2.3 million during the three months ended March 31, 2000.

Cash paid to suppliers and employees was significantly less than costs and expenses reported for these same periods. This resulted from non-cash charges relating to depreciation, the amortization of deferred stock compensation, supplier stock awards and intangible assets arising from the acquisitions of Panttaja Consulting Group, MaxMiles, UVN and Post Communications, and the use of ClickMiles in lieu of cash to pay for certain expenses. Non-cash amortization charges totaled $30.8 million and $5.1 million in the three month periods ended March 31, 2001 and 2000, respectively. The use of ClickMiles in lieu of cash to pay for certain expenses resulted in the deferral of cash payments of $492,000 and $838,000 during the three months ended March 31, 2001 and 2000, respectively.

Investments in property and equipment were $1.9 million and $7.8 million in the three months ended March 31, 2001 and 2000 respectively. This decrease was due to less capital expenditures incurred in the first quarter of 2001 compared to greater capital expenditures resulting from the build-out and furnishing of the Company's headquarters and due to the Company's purchasing more equipment as a result of headcount increases during the first quarter of 2000. Cash used in financing activities was $941,000 and cash provided by financing activities was $764,000 in the three months ended March 31, 2001 and 2000, respectively. Cash was used on principal payments on debt of $979,000 for the three months ended March 31, 2001. Cash was provided by repayment of receivables related to previously issued common stock of $450,000 and borrowings on long-term debt of $493,000 offset by principal payments of $338,000 in the three months ended March 31, 2000.

At December 31, 2000, we had 848.0 million currency points outstanding, including ClickMiles (that are issued in the ClickRewards and Enterprise
Incentive programs), Custom Loyalty program points and Registered Card program points, which had been sold to merchants and clients (of which 620.3 million had been awarded to members and are in circulation). The March 31, 2001 balance sheet includes $15.1 million of deferred revenues relating to the product component of this currency, which will be recognized as revenue at the time of redemption. Other than barter exchanges, we have already generally received cash from our merchants and clients relating to these points, which is unrestricted and which we can use for any corporate purpose. In addition, an additional 102.8 million currency points that had been issued by us to pay for expenses in lieu of cash were outstanding. As of March 31, 2001, we had an accrued liability of approximately $1.9 million for the estimated cost of redemption of these points. These points expire if not redeemed by December 31 in the second year following the award. Although we have purchased some frequent flyer miles in advance, most of the funding to pay for the costs associated with these product redemption liabilities must come from available cash resources at the time of redemption. Although these liabilities are reflected as current liabilities in our balance sheet, the timing of the related liability is controlled by the actual redemptions, which could occur in irregular patterns until expiration. Because we cannot control the timing of the decision to redeem points, should the rate of redemption of points exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

At March 31, 2001, we had cash and equivalents totaling $14.5 million, short-term investments totaling $11.3 million and restricted marketable securities totaling $1.1 million. We anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS 133 effective January 1, 2001 and the adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 became effective for the fiscal quarter beginning October 1, 2000, although earlier adoption is permitted. The Company has determined the impact of adopting SAB 101 is not material.

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

We incurred losses of $4.2 million in 1997, $14.1 million in 1998, $46.8 million in 1999, $184.2 million in 2000 and $41.6 million in the three months ended March 31, 2001. Our net loss was 46,444%, 2,181%, 597% and 430% of our revenues for the years ended December 31, 1997, 1998, 1999 and 2000, respectively. For the three months ended March 31, 2001 our net loss was 244% of our revenues. As of March 31, 2001 we had an accumulated deficit of $291.2 million. We currently expect that we will continue to incur losses for the foreseeable future and that the magnitude of these losses will continue to increase. We cannot be sure when or if we will become profitable. We believe that our ability to become profitable will be based on a number of factors, including the other risk factors listed in this section.

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

We believe that our relationships with major airlines, their frequent flyer programs and our merchants are a source of competitive advantage. To the extent we can no longer offer frequent flyer miles from one or more of our current rewards suppliers or products or services from our other suppliers, our business would be harmed.

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

Since our inception, we have experienced negative cash flow from operations. We are planning to reach cash flow break even by fourth quarter 2001. We believe that our current capital resources will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, we may be required to raise additional capital, and there can be no assurance that we will be able to raise these funds on reasonable terms, or at all. If we are unable to raise additional capital on reasonable terms, our current stockholders could suffer substantial dilution. In addition, we may be unable to pursue our current strategy, respond to competitive pressures or otherwise conduct our business in the manner in which we have planned. Any of these events would harm our business and financial condition. In addition, Vital Processing Services, LLC has the right to require that we purchase all of their 51% equity interest in Golden Retriever Systems, LLC for $10.0 million, subject to adjustment. In the event we do not have adequate capitalization to pay for the shares, Vital Processing Services, LLC can require us to sell them our shares of GRS for $7.5 million (subject to adjustments).

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

The Internet, and specifically the market for e-commerce, loyalty solutions and online advertising, direct marketing and promotions, is characterized by a rapidly evolving legal landscape. A variety of patents relating to this market have been issued in the recent past, including our own patents which relate generally to online incentive award programs. One aspect of our patents is directed to a computer system for implementing an incentive award program, with the computer system including an online product catalog, an online awards catalog and a database for storing account information for each user of the incentive award program. Our patents protect the architecture on which all of our online loyalty products and services are based. We also believe that many current and potential competitive products may use the architecture covered by our patents. Therefore, we believe these patents are important to our business. We believe that several additional, related patents are currently pending. We believe that there will continue to be substantial activity in this area and that litigation may arise due to our attempts or a third party's efforts to enforce their respective patent rights. Indeed, the Company initiated a formal patent licensing program during the year 2000, and we are currently party to litigation as a result of the active enforcement of our patent rights. See, Part II, Item 1 entitled "Legal Proceedings" for a description of this litigation.

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

While we have grown considerably since inception, and plan to continue to do so on an absolute basis, we have reduced our work force as part of a cost cutting measure announced on April 2, 2001. These actions have created uncertainty for our remaining work force and may result in the loss of some key personnel. In addition, we do not know how current or prospective customers, many of which are large institutions, will react to this reduction, if at all. Also, while instituting processes to ensure efficiency as we have grown has historically been a risk, at least for the short-term, there is a risk that the reduction will not be instituted in an efficient manner and could result in a negative impact on our operations and revenues.

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

We may enter new international markets, including further expansion in Asia and Europe. This expansion will require significant management attention and financial resources. International operations are subject to a number of risks and uncertainties, including:

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

We have acquired and may continue to acquire or make investments in complementary businesses, products, services or technologies. For example, in January 2000, we acquired MaxMiles, Inc., in March 2000, we acquired UVN Holdings, Inc., and in April 2000, we acquired Post Communications, Inc. From time to time we have had discussions with companies regarding acquiring or investing in their businesses, products, services or technologies. We cannot be certain that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot be certain that we will be able to make acquisitions or investments on commercially acceptable terms. We may have difficulty assimilating the solutions, products, services or technologies of companies we have acquired or may acquire into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and harm our results of operations due to accounting requirements such as goodwill. For example, under the terms of the UVN acquisition, Vital Processing Services, LLC has the right to require that we purchase all of their 51% equity interest in Golden Retriever Systems, LLC for $10.0 million, subject to adjustment. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk


We had no holdings of derivative financial or commodity instruments at March 31, 2001; however, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on March 31, 2001, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on March 31, 2001, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

The table below presents principal amounts (in thousands) and related weighted average fixed interest rates for our investment portfolio.


                                             Expected       Estimated Fair Value
                                            Maturity 2001     at March 31, 2001
                                            -------------    -----------------

Federal instruments                            $ 3,962             $ 3,962
Weighted average fixed interest rate              5.02%
Commercial paper & short-term obligations     $ 10,546            $ 10,546
Weighted average fixed interest rate              4.92%
Total portfolio                               $ 14,508            $ 14,508


As of March 31, 2001, we had $14.5 million of cash and cash equivalents earning a weighted average variable interest rate of 4.95%.

Part II. Other Information

Item 1. Legal proceedings

In February, March and July 2000, the Company filed suit in the Federal District Court in the Northern District of California against eleven parties seeking monetary damages and injunctive relief based on each party's alleged infringement of certain patents held by the Company. This litigation is pending although two of the defendants subsequently licensed the patents and have been dismissed from the suit. One of such defendants has now recently challenged the license and has rejoined the litigation. A default was entered against another defendant. Although no assurances can be given as to the results of this case, the Company believes its claims have merit and intends to prosecute the matter vigorously.

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

Item 2. Changes in Securities and Use of Proceeds

On October 13, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-83443) was declared effective by the Securities and Exchange Commission, pursuant to which 6,000,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share. In addition, on November 9, 1999, the Company sold an additional 335,937 shares under the underwriters' overallotment option. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Thomas Weisel Partners LLC. After deducting approximately $5.3 million in underwriting discounts and $1.9 million in other related expenses, the net proceeds of the offering were approximately $68.8 million. Of such amount, approximately $55.3 million has been used for working capital, approximately $9.3 million has been used for acquisitions, approximately $4.3 million has been used for debt repayment, and the remainder has been invested in investment grade, interest bearing securities.

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits


10.25 Employment Agreement between Netcentives and Murray Brozinsky, dated January 25, 2001.


b) Reports on Form 8-K

Report on Form 8-K, filed on April 3, 2001 for the purpose of updating its previously reported financial guidance.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NETCENTIVES INC.

Date: May 15, 2001                            By:/s/ Eric Larsen
                                                 ------------------

                                              Eric Larsen,
                                              Chief Executive Officer

                                              By:/s/ Brian K. Kinion
                                                 ------------------
                                              Brian K. Kinion,
                                              Vice President and Controller
                                              (Chief Accounting Officer)

Exhibit Index


Exhibit No.       Description
10.25             Employment Agreement between Netcentives and Murray Brozinsky, dated January 25, 2001

                                January 25, 2001


Murray Brozinsky
C/o Netcentives


         New Compensation Arrangement

Dear Murray:

     In recognition of your past contributions to Netcentives and your commitment to help us continue to grow the company and secure our position as the leading provider of internet loyalty, direct marketing and promotion products and services used to drive consumer behavior, I'm pleased to tell you that the Board of Directors has approved an enhanced compensation package for you as President of Loyalty Solutions and Email Marketing, reporting to Eric Larsen, President of Netcentives.

     The key components of your new compensation package are described below. After you have reviewed this letter, please acknowledge your agreement to the terms by signing below and returning a copy of this letter to me.

     1. Base Salary. - Effective July 15, 2000, your monthly base salary was increased to $22,917 ($275,000 on an annualized basis). We will make a one-time payment to you with the February 15 payroll to make up the difference from your prior salary of $230,000 for the period from July 15 to December 31, 2000. In addition, effective January 1, 2001, your monthly base salary increased to $25,000 ($300,000 on an annualized basis). This change will be reflected in your January 31, 2001 check.

     2. Fiscal 2001 Bonus. - You have a target bonus of $350,000 for fiscal year 2001, payment of which will be conditioned upon achievement of mutually agreed company and individual performance objectives. We will establish those objectives by no later than February 28. Achievement of the objectives will be measured and the bonus will be payable, if earned, in three installments during 2001 as follows: 1) $100,000 on March 31, 2001; 2) $100,000 on June 30th 2001
and 3) $150,000 on December 31, 2001. I will meet with you on the 15th of each month in which the bonus is payable to determine whether the objectives were achieved for the preceding performance period.

     Your performance bonus for fiscal year 2000 under the 2000 Management Bonus Plan was not affected by these changes except to the extent that your target bonus of 35% of your base will be calculated based on your increased 2000 compensation as described

Mr. Murray Brozinsky
January 25, 2001
Page 2

in this letter. To the extent the 2000 bonus is earned, it will be payable in February 2001 as described in the bonus program materials previously provided to you.

     3. Stock Option Grant. - On December 1, 2000 the Board of Directors granted you a new option to purchase 300,000 shares of common stock with an exercise price of $3.250 per share. The option was granted under the Netcentives 1996 Stock Option Plan with our standard terms with the following exceptions: 1) the options shares will vest and become exercisable under the accelerated vesting schedule such that 75,000 shares vested on December 31, 2000, 75,000 shares will vest on June 30, 2001 and 150,000 shares will vest on December 31, 2001; 2) there will be a post-termination exercise period of one year for these and all vested options (as compared to our standard 30 day period); 3) you will be subject to a non-competition covenant during the extended exercise period; and
4) on the effective date of a merger or acquisition of Netcentives, the vesting of the new options shares will accelerate in full.

     Murray, I am very pleased that we are able to offer you this enhanced compensation arrangement. I believe that it reflects our appreciation of your past contributions and the importance of the contributions that you can make in the future. Please feel free to contact me if you have any questions about it.

                                                  Sincerely,

                                                  NETCENTIVES INC.


                                                  /s/ West Shell
                                                  West Shell
                                                  Chief Executive Officer


ACKNOWLEDGED AND AGREED:

/s/ Murray Brozinsky
Murray Brozinsky