Form 10-Q
period 2001-06-30
NETCENTIVES INC
filed 2001-08-14
CIK 1081404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                    Form 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                         -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value per share, as of August 14, 2001 was 43,940,169.

                                NETCENTIVES INC.
                                    FORM 10-Q

                       For the Quarter Ended June 30, 2001

                                      INDEX



PART I FINANCIAL INFORMATION                                                PAGE
                                                                            ----

Item 1.Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2001 and
         December 31, 2000                                                     3

         Condensed Consolidated Statements of Operations for the Three
         and Six Months Ended June 30, 2001 and 2000                           4

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2001 and 2000                                          5

         Notes to Condensed Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                         13

Item 3.Quantitative and Qualitative Disclosures about Market Risk             36


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     37

Item 6. Exhibits and Reports on Form 8-K                                      38

SIGNATURE                                                                     38

                                NETCENTIVES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except per share and par value amounts)
                                   (unaudited)

                                                      June 30,      December 31,
                                                        2001           2000 *
                                                   -------------    ------------
ASSETS
Current assets:
  Cash and equivalents                             $     10,464     $    31,670
  Short-term investments                                      -          11,604
  Accounts receivable                                     8,027           7,228
  Prepaid incentive awards                                1,022             910
  Prepaid expenses and other current assets                 887           1,707
                                                   -------------    ------------
       Total current assets                              20,400          53,119
  Property and equipment - net                           33,674          40,671
  Intangible assets - net                                25,700         269,724
  Marketable securities                                       7           2,403
  Other assets                                           10,029          10,295
                                                   -------------    ------------
       Total assets                                $     89,810     $   376,212
                                                   =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $      5,158     $     6,263
  Accrued compensation and benefits                       2,817           6,029
  Accrued redemption costs                                1,315           1,931
  Other accrued liabilities                               4,417           5,496
  Deferred revenue-product                               10,992          17,661
  Deferred revenue-services                               9,051          14,506
  Current portion of long-term obligations                4,659           3,870
                                                   -------------    ------------
       Total current liabilities                         38,409          55,756
Long-term obligations                                     1,175           4,255
Stockholders' Equity:
  Common stock, $.001 par value--shares authorized:
  100,000,000; shares outstanding: June 30, 2001,
  43,824,467; December 31, 2000, 43,017,419                  44              43
  Paid-in capital                                       629,199         631,158
  Deferred stock expenses                                (3,473)        (65,524)
  Unrealized loss on marketable securities                    -             147
  Receivables from sales of stock                           (41)            (41)
  Accumulated deficit                                  (575,503)       (249,582)
                                                   -------------    ------------
       Total stockholders' equity                        50,226         316,201
                                                   -------------    ------------
       Total liabilities and stockholders' equity  $     89,810     $   376,212
                                                   =============    ============


*The December 31, 2000 amounts are derived from the Company's audited financial statements.

See accompanying notes to the condensed consolidated financial statements.

                                NETCENTIVES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                   June 30,
                                                      -------------------------- --------------------------
                                                           2001         2000          2001         2000
                                                      ------------- ------------ ------------- ------------
Revenues:
  Product                                             $     3,751   $    1,152   $     9,848   $    1,639
  Program-related services                                  7,374        2,136        12,902        3,781
  Direct marketing services                                 3,087        3,010         6,385        4,330
  Technical and marketing consulting services                 812        2,647         2,967        3,833
                                                      ------------- ------------ ------------- ------------
      Total revenues                                       15,024        8,945        32,102       13,583
                                                      ------------- ------------ ------------- ------------

Costs and expenses:
  Cost of product revenues                                  3,202          963         8,286        1,371
  Program-related services, marketing and
    support costs                                           9,620        8,126        20,731       15,832
  Cost of direct marketing services                         1,878        2,196         3,826        2,380
  Cost of technical and marketing consulting
    services revenues                                         444        1,420         1,648        1,894
  Research and development                                  2,826        3,415         6,992        5,068
  Selling, general and administrative                       8,020        8,827        15,106       13,613
  Amortization of deferred stock compensation                 621          723         1,322        1,815
  Amortization of supplier and other stock
    arrangements                                           45,344        4,743        51,518        5,820
  Amortization of intangibles                              21,764       21,983        43,002       23,507
  Impairment of goodwill                                  203,739            -       203,739            -
                                                      ------------- ------------ ------------- ------------
      Total costs and expenses                            297,458       52,396       356,170       71,300
                                                      ------------ ------------  ------------- ------------

  Loss from operations                                   (282,434)     (43,451)     (324,068)     (57,717)
                                                      ------------- ------------ ------------- ------------
  Interest income                                              96          982           721        2,254
  Income/(loss)from equity investee                          (303)           -          (592)           -
  Interest expense                                           (567)        (340)         (876)        (435)
  Realized loss on marketable securities                   (1,106)           -        (1,106)           -
                                                      ------------- ------------ ------------- ------------
  Net loss                                            $  (284,314)  $  (42,809)  $  (325,921)  $  (55,898)
                                                      ============= ============ ============= ============

  Net loss per share- basic and diluted               $     (6.54)  $    (1.07)  $     (7.54)  $    (1.52)
                                                      ============= ============ ============= ============

  Shares used in computing per share amounts-
      basic and diluted                                    43,453       39,902        43,232       36,678
                                                      ============= ============ ============= ============


See accompanying notes to the condensed consolidated financial statements.

                                NETCENTIVES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                      Six Months
                                                                    Ended June 30,
                                                            ----------------------------
                                                                2001           2000
                                                            -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                            $     26,974    $    18,114
    Cash paid to suppliers and employees                         (55,911)       (34,733)
    Cash paid for interest                                          (876)          (423)
    Interest received                                                721          2,254
                                                            -------------   ------------
      Net cash used in operating activities                      (29,092)       (14,788)
                                                            -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                           (2,784)       (12,521)
    Maturity (purchases) of short-term investments, net           11,457         (2,237)
    Proceeds from sale of marketable securities                    1,295              -
    Cash paid in UVN acquisition, net of cash acquired                 -         (4,103)
    Cash acquired in MaxMiles acquisition                              -             32
    Cash acquired in Post acquisition                                  -          6,330
    Other long term assets                                             -           (281)
                                                            -------------   ------------
      Net cash provided by (used in) investing activities          9,968        (12,780)
                                                            -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock                                            209          2,304
    Collection of receivable related to previous
       issuances of common stock                                       -            463
    Borrowings on long-term debt                                       -            493
    Principal payments on long-term debt                          (2,291)        (1,344)
                                                            -------------   ------------
       Net cash (used in) provided by financing activities        (2,082)         1,916
                                                            -------------   ------------
NET DECREASE IN CASH AND EQUIVALENTS                             (21,206)       (25,652)
CASH AND EQUIVALENTS, beginning of period                         31,670         75,290
                                                            -------------   ------------
CASH AND EQUIVALENTS, end of period                         $     10,464    $    49,638
                                                            =============   ============


See accompanying notes to the condensed consolidated financial statements.

                                NETCENTIVES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                 (In thousands)
                                   (unaudited)

                                                                     Six Months
                                                                    Ended June 30,
                                                            ----------------------------
                                                                2001            2000
                                                            -------------   ------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of UVN:
    Value of stock issued                                                    $   18,028
    Cash paid                                                                     4,207
    Liabilities assumed                                                           4,628
                                                                            ------------
      Assets acquired (including intangibles of $25,652)                     $   26,863
                                                                            ============

    Acquisition of MaxMiles:
    Value of stock and options issued,
      net of deferred stock compensation                                     $   11,326
    Cash acquired                                                                   (32)
    Liabilities assumed                                                             360
                                                                            ------------
      Assets acquired (including intangibles of $11,509)                     $   11,654
                                                                            ============

    Acquisition of Post:
    Value of stock issued and options assumed,
      net of deferred stock compensation                                     $  322,835
    Cash acquired                                                                (6,611)
    Liabilities assumed                                                           6,402
                                                                            ------------
       Assets acquired (including intangibles of $316,297)                   $  322,626
                                                                            ============


See accompanying notes to the condensed consolidated financial statements.

NETCENTIVES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 - Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Netcentives Inc. (the "Company") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000. The balance sheet at December 31, 2000, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

Note 2 - Subsequent Events

On August 1, 2001, the Company announced a workforce reduction from 345 to approximately 180 employees nationwide as the first step in a restructuring plan. As a result of the reduction in force, the Company will be recognizing severance costs of approximately $330,000 in its third quarter 2001 financial statements.

On August 7, 2001, the Company announced a formal plan to restructure its business operations to generate additional cash to fund continuing business operations. In addition to the workforce reduction, the Company is taking the following actions: real estate downsizing; analyzing its accounts payable and collections to prioritize its liabilities and preserve its cash flow including suspending payment of former executive severance packages and certain unsecured debt until a repayment plan is adopted; focusing its research and development activities on a small number of critical projects primarily on the loyalty side of the business; continuing its patent program; and, divesting non-core assets. The Company has retained U.S. Bancorp Piper Jaffray as its exclusive agent to represent Company in the sale of its email business formerly known as Post Communications, Inc. The Company is also exploring divesting other non-core assets.

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

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):


                                                               Three Months Ended
                                                                     June 30,
                                                   -------------------------------------------
                                                            2001                   2000
                                                   --------------------   --------------------
                                                     (In thousands, except per share amounts)

Net loss (numerator), basic and diluted                     $ (284,314)             $ (42,809)
                                                   ====================   ====================
Shares (denominator):
Weighted average common shares outstanding                      43,713                 40,790
Weighted average common shares outstanding
  subject to repurchase                                           (260)                  (888)
                                                   --------------------   --------------------
Shares used in computation, basic and diluted                   43,453                 39,902
                                                   ====================   ====================
Net loss per share, basic and diluted                          $ (6.54)               $ (1.07)
                                                   ====================   ====================

                                                                Six Months Ended
                                                                     June 30,
                                                   -------------------------------------------
                                                                2001                   2000
                                                   --------------------   --------------------
                                                     (In thousands, except per share amounts)

Net loss (numerator), basic and diluted                     $ (325,921)             $ (55,898)
                                                   ====================   ====================
Shares (denominator):
Weighted average common shares outstanding                      43,570                 37,663
Weighted average common shares outstanding
  subject to repurchase                                           (338)                  (985)
                                                   --------------------   --------------------
Shares used in computation, basic and diluted                   43,232                 36,678
                                                   ====================   ====================
Net loss per share, basic and diluted                          $ (7.54)               $ (1.52)
                                                   ====================   ====================

For the above-mentioned periods, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):


                                                     As of June 30,
                                                  2001           2000
                                             -------------  ------------
Shares of common stock subject to repurchase        113            715
Outstanding options                              10,714          7,247
Warrants                                            868            678


Note 4 - Significant Transactions

In June 2001, the Company amended its ongoing contract with AOL with respect to the ICQ ClickRewards program. As a result of the amendment to the contract the Company recognized $45,344,000 of deferred stock expenses in the second quarter of 2001.

Due to a decline in current business conditions, the Company evaluated some of our purchased intangible assets for impairment. Based upon impairment analyses which indicated that the carrying amount of the goodwill and purchased intangible assets will not be fully recovered through estimated undiscounted future operating cash flows, a charge of $203,739,000 was recorded in the second quarter of 2001 related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangibles.

Note 5 - Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring net losses of $184,197,000, and $325,921,000 during the years ended December 31, 2000, and for the six months ended June 30, 2001, respectively. Operating activities resulted in net cash consumption of $29,092,000, for the six months ended June 30, 2001. The Company may continue to suffer significant net losses and a negative cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon several factors, including its ability to raise additional funds from outside sources or the disposition of non-core assets, and to increase revenue levels and reduce costs of operations to generate positive cash flows.

Although the Company has historically been able to satisfy its cash requirements, there can be no assurance that efforts to obtain cash from financing, disposition of assets or sales sufficient to fund the ongoing operations will be successful in the future.

Unexpected redemptions of loyalty currencies may render the Company insolvent. We typically do not pay for redemption rewards until consumers redeem currency points. Therefore the Company does not control when the Company incurs this cash expenditure. If redemption requests exceed our available cash resources, our financial condition could be harmed precluding our ability to continue to operate the business.

In response to current conditions and as a part of its ongoing corporate strategy, the Company is implementing a restructuring plan intended to increase liquidity, reduce costs, enhance gross profit margins and better position the Company to compete under current market conditions. In addition to the workforce reduction of approximately 165 employees nationwide, Netcentives is taking the following actions in implementing its restructuring plan: real estate downsizing; analyzing its accounts payable and collections to prioritize its liabilities and preserve its cash flow including suspending payment of former executive severance packages and certain unsecured debt until a repayment plan is adopted; focusing its research and development activities on a small number of critical projects primarily on the loyalty side of the business;

continuing its patent program; and, divesting non-core assets. The Company has retained U.S. Bancorp Piper Jaffray as its exclusive agent to represent the Company in the sale of its email business formerly known as Post Communications, Inc. The Company is also exploring divesting other non-core assets.

While the Company is aggressively implementing its restructuring plan, as discussed above, there can be no assurance that the Company will be successful in its efforts to achieve future profitable operations, generate sufficient cash from the disposition of non-core assets or sales. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 - Pro Forma Results of Operations

The following unaudited pro forma information shows the results of operations for the three and six months ended June 30, 2000 as if the Maxmiles, UVN and Post acquisitions, which occurred in 2000 had occurred as of January 1, 2000. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at that date or of future operations of the combined companies (in thousands, except per share information).

                                          Three Months Ended   Six Months Ended
                                                June 30,           June 30,
                                         -------------------  ------------------
                                                  2000               2000
                                         -------------------  ------------------
Total revenues                                     $ 9,149             $ 15,808
Net loss                                         $ (44,576)           $ (83,264)
Net loss per share, basic and diluted              $ (1.10)             $ (2.26)

Note 7 - Consolidated Statement of Cash Flows Information

A  reconciliation  of  net  cash  used  in  operating   activities  follows  (in
thousands):

                                                                     Six Months
                                                                    Ended June 30,
                                                            ----------------------------
                                                                2001            2000
                                                            -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (325,921)     $ (55,898)
  Reconciliation to net cash used in operating activities:
    Depreciation, amortization, and impairment of goodwill       253,071         26,332
    Deferred stock compensation expense                            1,227          1,815
    Expenses relating to stock warrants and other stock
      arrangements                                                59,387          5,833
    Realized loss on marketable securities                         1,106              -
    Advertising expense arising from barter transactions              46            164
    Income from equity investee                                      592              -
    ClickMiles issued for services                                   720          1,219
    Changes in operating assets and liabilities:
            Accounts receivable                                     (799)        (1,699)
            Prepaid incentive awards                                (112)           267
            Prepaid expenses                                         820            993
            Other assets                                            (326)           178
            Accounts payable                                      (1,106)          (462)
            Accrued compensation and benefits                     (3,212)           905
            Accrued redemption costs                              (1,336)        (1,213)
            Other accrued liabilities                             (1,079)           624
            Deferred revenue- product and services               (12,170)         6,154
                                                            -------------   ------------
              Net cash used in operating activities            $ (29,092)     $ (14,788)
                                                            =============   ============

Note 8 - Segment Reporting

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

Financial information for the Company's business segments is as follows (in thousands):

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                            June 30,
                                                    --------------------------------   --------------------------------
                                                        2001              2000              2001             2000
                                                    --------------   ---------------   ---------------  ---------------
Revenues:
    Currency                                        $      11,125    $        3,288    $       22,750   $        5,420
    Direct marketing services                               3,182             3,152             6,607            4,472
    Technical and marketing consulting services             1,142             2,719             3,322            3,984
    Elimination of intersegment revenues                     (425)             (214)             (577)            (293)
                                                    --------------   ---------------   ---------------  ---------------
             Consolidated revenues                  $      15,024    $        8,945    $       32,102   $       13,583
                                                    ==============   ===============   ===============  ===============

Gain/(Loss) from operations:
    Currency                                            $ (75,233)        $ (43,211)        $ (97,019)       $ (59,282)
    Direct marketing services                            (207,147)           (1,408)         (227,568)            (272)
    Technical and marketing consulting services               204             1,250               846            1,967
    Elimination of intersegment profits                      (258)              (82)             (327)            (130)
                                                    --------------   ---------------   ---------------  ---------------
             Consolidated loss from operations      $    (282,434)   $      (43,451)   $     (324,068)  $      (57,717)
                                                    ==============   ===============   ===============  ===============

                                                      June 30,        December 31,
                                                        2001              2000
                                                    --------------   ---------------
Assets:
    Currency                                        $      49,086    $      111,474
    Direct marketing services                              34,612           263,282
    Technical and marketing consulting services             6,112             1,456
                                                    --------------   ---------------
             Consolidated assets                    $      89,810    $      376,212
                                                    ==============   ===============


Note 9 - Significant Customer Relationships

For the three months ended June 30, 2001 two customers represented 27% and 16% of total revenues. For the six months ended June 30, 2001 two customers represented 19% and 15% of total revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause Netcentives' actual results, performance, or achievements to be materially different from those stated herein. Although management of Netcentives believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. For further information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Netcentives' Form 10-K dated April 2, 2001, as amended.

Overview

San Francisco-based Netcentives Inc. is a provider of loyalty and direct marketing solutions. The Company delivers a broad suite of programs for relationship marketing technologies and services to enable its Global 2000 client base to drive customer, employee and partner behavior and maximize the long-term economic value of these relationships. These programs include consumer, employee and business loyalty solutions; customized email marketing; and consulting services.

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

Since inception, Netcentives has grown both organically and through acquisitions. Netcentives acquired Panttaja Consulting Group, Inc. in December 1998 in order to provide technical and marketing consulting services to Netcentives' clients. In January 2000, Netcentives acquired MaxMiles, Inc., a provider of personal aggregation technologies. In March 2000, Netcentives acquired UVN Holdings, Inc. (UVN), whose technologies enable Netcentives to transparently track and verify credit card purchasing, and to award reward points across multiple companies and multiple channels, whether it be through store, catalog or online. As part of the acquisition agreement relating to UVN, the Company granted Vital Processing Services, LLC the right to require the Company purchase all of its 51% equity interest in Golden Retriever Systems, LLC ("GRS") for $10.0 million, subject to adjustment. In the event the Company does not have adequate cash resources to pay for the shares, Vital Processing Services, LLC can require the Company to sell it the Company's 49% interest in GRS for $7.5 million subject to adjustments. Finally, in April 2000, we acquired Post Communications, Inc. to deliver a platform for email direct marketing.

In response to current conditions and as a part of its ongoing corporate strategy, the Company is implementing a restructuring plan intended to increase liquidity, reduce costs, enhance gross profit margins and better position the Company to compete under current market conditions. In addition to the workforce reduction of approximately 165 employees nationwide, the Company is taking the following actions in implementing its restructuring plan: real estate downsizing; analyzing its accounts payable and collections to prioritize its liabilities and preserve its cash flow, including suspending payment of former executive severance packages and certain unsecured debt until a repayment plan is adopted; focusing its research and development activities on a small number of critical projects primarily on the loyalty side of the business; continuing its patent program; and divesting non-core assets. The Company has retained U.S. Bancorp Piper Jaffray as its exclusive agent to represent the Company in the sale of its email business formerly known as Post Communications, Inc. The Company is also exploring divesting other non-core assets.

How our Programs Work

We have focused our business strategy on providing loyalty solutions and services to our clients both online and offline. Our most established rewards currency is ClickMiles, which we sell to merchants who become part of the ClickRewards program. These merchants, in turn, award these ClickMiles to consumers as purchase, loyalty and other incentives. ClickMiles are redeemable for, among other things, frequent flyer miles on major airlines at a ratio of one frequent flyer mile for each ClickMile. We have also developed customer branded loyalty and rewards currencies for large Internet merchants, portals, content sites and other business customers. We sell these custom currencies to our customers, who then distribute them under their own brands. The custom loyalty currencies are redeemable for items specific to the customer for whom the currency has been developed and, in certain cases, are exchangeable for ClickMiles. We have offered offline loyalty programs through the Registered Card program using technology acquired in the UVN acquisition. Email marketing services are offered through our acquisition of Post Communications.

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

Direct Marketing. Through the acquisition of Post Communications, the Company offers customized email marketing services including the marketing strategy, program design, production and technologies required to retain customers and drive sales. In response to current conditions and as a part of its ongoing corporate strategy, the Company is implementing a restructuring plan intended to increase liquidity, reduce costs, enhance gross profit margins and better position the Company to compete under current market conditions. As part of that plan, the Company has recently retained U.S. Bancorp Piper Jaffray as its exclusive agent to represent the Company in the sale of its email business formerly known as Post Communications, Inc.

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

How We Recognize Revenues

Most of our revenues to date have been derived from the sale of rewards and loyalty currencies. In the years ended December 31, 2000 and 1999, revenues from these sales were 56% and 31% of total revenues, respectively. For the quarters ended June 30, 2001 and 2000, revenues from these sales were 74% and 37% of total revenues respectively. For the six months ended June 30, 2001 and 2000, revenues from these sales were 71% and 40% of total revenues, respectively. Due to the complex nature of revenue recognition and the significance of these revenues to our total revenues, a detailed explanation of the revenue recognition for these items follows.

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

A merchant or custom loyalty customer typically purchases currencies from us before awarding them. Upon the sale of our loyalty currencies, we allocate these revenues between the product component, and the program-related services components. The product component of revenues is deferred until the member redeems the currency for his or her selected reward. At the time of redemption, we recognize the product component of revenues and the associated cost of revenues based on the actual cost of the redemption reward. The revenues related to the services component of the currency sale is deferred until the sale of the currency becomes non-refundable, which in the ClickRewards program is at the time the currency is purchased by the merchant. Services revenues relating to separately-priced services are recognized when these services are delivered. The remaining portion of services revenues is recognized ratably over the period during which these services are provided. For all ClickMiles sold through June 30, 2001, this service period has been initially calculated for the maximum life of the ClickMile based on its expiration date. To the extent ClickMiles are redeemed prior to expiration, the remaining unamortized amount of deferred services revenues is recognized at the time of redemption.

Currently, ClickRewards merchants buy ClickMiles in advance based on their anticipated needs. On an ongoing basis, each merchant is required to maintain a minimum balance generally equal to its expected bi-weekly usage. We determine each merchant's expected usage based on past trends and forecasted requirements in active promotions. These ClickMiles are non-refundable and will expire if not awarded by the merchant within a six-month period. The merchant services portion of revenues of any ClickMiles sold under these arrangements is amortized over the maximum period during which the merchant may use the ClickMiles. The member services component of revenues continues to be amortized over the expected life of the ClickMile.

If loyalty currency points expire or are forfeited, we recognize the remaining amount of deferred product and program-related services revenues at the time of expiration or forfeiture. Since we do not have sufficient experience concerning the redemption or forfeiture of currency points, we cannot currently predict in which periods we will recognize these revenues.

We typically sell our loyalty currency products and related services to merchants or custom clients for cash. However, from time to time, in connection with promoting the ClickRewards program, we also sell ClickMiles to our merchants for non-cash consideration, such as advertising and merchandise. The revenue from the sale of these ClickMiles is accounted for on the same basis as cash sales and the value of the advertising or merchandise is recorded as an expense or a prepaid asset as appropriate. In the three and six months ended June 30, 2001, approximately $18,000 and $46,000, respectively, of advertising expense was recorded under these arrangements which was transacted with one merchant. In the three and six months ended June 30, 2000, approximately $76,000 and $164,000, respectively, of advertising expense was recorded under these arrangements, of which 96% and 77%, respectively, was transacted with two merchants.

We also derive program-related service revenues from the initial set-up fees received from some of our Custom Loyalty programs. We recognize these set-up fees and related costs over the minimum life of the Custom Loyalty program contract. Additionally, we derive program-related service revenues from currency point expirations and from licensing our software and patents. In the three months ended June 30, 2001 and 2000, we recognized $5.5 million and $777,000, respectively, of revenues related to these activities. In the six months ended June 30, 2001 and 2000, we recognized $6.0 million and $1.6 million, respectively, of revenues related to these activities.

A reconciliation of combined loyalty currencies activity for the ClickRewards program, Custom Loyalty programs, Enterprise Incentive programs and Registered Card program, deferred revenue-product and non-revenue points awarded by Netcentives follows (in thousands):

                                                   Three Months Ended      Six Months Ended
                                                         June 30,              June 30,
                                                  ---------------------  ---------------------
                                                     2001       2000       2001        2000
                                                  ----------- ---------  ---------   ---------
                                                      (in thousands)         (in thousands)
Loyalty currencies activities (number of points):
   Beginning balance                                 847,998   422,838  1,801,179     347,147
   Awarded by merchants                               91,810   137,412    343,953     224,017
   Redeemed by members                              (190,589)  (50,435)  (496,558)    (76,644)
   Sold to merchants not yet awarded, net (1)        (34,050)  (13,648)   (56,919)     24,553
   Expired (2)                                       (73,718)  (20,013)  (950,504)    (42,919)
                                                  ----------- ---------  ---------   ---------
   Ending balance                                    641,451   476,154    641,151     476,154
                                                  =========== =========  =========   =========

    In circulation (3)                               447,801   335,523    447,801     335,523
                                                  =========== =========  =========   =========

Deferred Revenues--Product:
   Beginning balance                                $ 15,144   $ 7,857   $ 17,661     $ 6,489
   Awarded by merchants                                  843     2,739      6,034       4,295
   Redeemed by members                                (2,967)   (1,152)    (9,030)     (1,549)
   Sold to merchants not yet awarded, net (1)           (605)     (323)    (1,063)        344
   Expired (2)                                        (1,423)     (400)    (2,610)       (858)
                                                  ----------- ---------  ---------   ---------
   Ending balance                                   $ 10,992   $ 8,721   $ 10,992     $ 8,721
                                                  =========== =========  =========   =========

Non-revenue points awarded by Netcentives (4):
   Points outstanding at end of period                71,057   122,270     71,057     122,270
                                                  =========== =========  =========   =========

   Accrued redemption costs                          $ 1,315   $ 2,262    $ 1,315     $ 2,262
                                                  =========== =========  =========   =========


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

Direct marketing services

The Company recognizes revenues related to direct marketing services as the services are provided. Revenues and related costs associated with the initial set-up of client email marketing programs are recognized over the minimum life of the client contract, beginning on the launch date of the email program. Deferred project revenues and costs represent amounts associated with the initial set-up of client email programs which have not been recognized at the balance sheet date.

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

Results of Operations

Three and Six months Ended June 30, 2001 and 2000

Revenues

Total revenues increased to $15.0 million in the three months ended June 30, 2001 from $8.9 million in the three months ended June 30, 2000 and total revenues increased to $32.1 in the six months ended June 30, 2001 from $13.6 in the six months ended June 30, 2000. The increase was primarily a result of growth of our ClickRewards program, the growth in the Enterprise Incentives business, the wind-down of our Custom Loyalty program with CMGI in the first quarter of 2001, the transformation of our relationship with AOL in the second quarter of 2001, and the addition of Post Communications, Inc. in the second quarter of 2000. Product revenues reflect the redemption of currency points for awards during the period and increased to $3.8 million in the three months ended June 30, 2001 from $1.2 million in the three months ended June 30, 2000, and increased to $9.8 million in the six months ended June 30, 2001 from $1.6 in the six months ended June 30, 2000. Consumers redeemed 190.6 million currency units in the three months ended June 30, 2001 and 50.4 million currency units in the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000 consumers redeemed 496.6 million currency units and 76.6 million currency units respectively. Program-related service revenues were $7.4 million in the three months ended June 30, 2001 and $2.1 million in the three months ended June 30, 2000. Program related service revenues in the six months ended June 30, 2001 were $12.9 million compared to $3.8 million for the six months ended June 30, 2000. For the three and six months ended June 30, 2001 program related service revenues consisted of gross revenues of $15.2 million and $20.7 million, respectively, less $7.8 million of contra revenue recognized due to the amendment to the Company's ongoing contract with AOL. As part of the Company's original agreement with AOL entered into in 2000, the Company issued 1,560,000 shares to AOL. The company recorded $82.0 million in deferred stock expense based on the fair value of the stock issued. In the current quarter $7.8 million of the deferred stock expense was recorded as an offset to revenue. The increases in program-related revenues were primarily due to growth in the ClickRewards program, the Custom Loyalty programs, and Enterprise Incentive programs, transformation of the AOL relationship and the wind-down of the CMGI program. Program-related revenues for the three and six months ended June 30, 2001 included $1.2 million and $1.5 million, respectively, related to consumer point expirations and $4.3 million and $4.5 million related to software and patent license fees. Direct marketing services revenues increased to $3.1 million in the three months ended June 30, 2001 from $3.0 million in the three months ended June 30, 2000. Direct marketing service revenues increased to $6.4 million in the six months ended June 30, 2001 from $4.3 million in the six months ended June 30, 2000. The increase for the six-month period was primarily due to the business activity of Post Communications subsequent to the date of acquisition. Consulting services revenues were $812,000 in the three months ended June 30, 2001 and $2.6 million in the three months ended June 30, 2000. Consulting services revenues were $3.0 million in the six months ended June 30, 2001 compared to $3.8 million in the six months ended June 30, 2000. The decrease in consulting service revenue was due to a downturn in the economy resulting in a reduced demand for services.

In February 2000, we entered into an agreement with Nortel Networks Limited in Canada to provide an Enterprise Incentive program enabling Nortel to reward and recognize its employees on a global basis. In fiscal year 2000, Nortel represented approximately 25% of total revenues. For the three and six months ended June 30, 2001 Nortel represented over 16% and 19%, respectively, of total revenues. In June 2001, the Company amended its ongoing contract with AOL with respect to the ICQ ClickRewards program. As a result of the amendment to the AOL agreement, the Company recognized one time revenue from AOL for the license of one of the Company's patents. As a result, AOL represented approximately 27% and 15%, respectively, of total revenues for the three and six month periods ended June 30, 2001. The Company expects that revenues generated by AOL will represent less than 1% of revenues in the future.

Cost of Product Revenues

Cost of product revenues represents the actual cost of awards selected by members in exchange for currency points. Cost of product revenues was $3.2 million in the three months ended June 30, 2001 compared to $963,000 in the three months ended June 30, 2000, and was $8.3 million in the six months ended June 30, 2001 compared to $1.4 million in the six months ended June 30, 2000. The cost of product revenues represented 85% and 84% of product revenues for the three months ended June 30, 2001 and 2000, respectively, and represented 84% of product revenues for both the six-month period ended June 30, 2001 and 2000. The increase in cost of product revenues was a result of the increased redemption of currency points by members, which was principally related to the increased number of currency points outstanding.

Program-Related Services, Marketing and Support Costs


Program-related services, marketing and support costs represents the costs of marketing services provided for the ClickRewards program, as well as costs incurred to support merchants and members in the ClickRewards program. These costs consist primarily of compensation and related costs for marketing and sales personnel, advertising and marketing for the ClickRewards program, merchant account and rewards supplier management, product management activities and ClickMiles issued to acquire new members for the ClickRewards program. Program-related marketing and support costs increased to $9.6 million in the three months ended June 30, 2001 from $8.1 million in the three months ended June 30, 2000 and increased to $20.7 million in the six months ended June 30, 2001 from $15.8 million in the six months ended June 30, 2000. The increase from quarter to quarter relates to an increase in allocated facilities and office expenses of $3.3 million, offset by a decrease in advertising and promotions expenses of $1.8 million associated with the ClickRewards program. The increase for the six month period relates to increased marketing and consumer support personnel expenses of $1.8 million, and an increase in allocated facilities and office expenses of $6.8 million, offset by a decrease in advertising and promotions expenses of $3.9 million associated with the ClickRewards program. We expect to decrease our marketing expenditures and personnel, particularly those related to acquiring members for the ClickRewards program, advertising and promoting our brands and products, and managing programs for our Custom Loyalty program and Enterprise Incentive program customers.


Cost of Direct Marketing Services

Cost of direct marketing services consists of costs related to the delivery of email marketing program services. The cost of direct marketing services was $1.9 million in the three months ended June 30, 2001 compared to $2.2 million in the three months ended June 30, 2000. The cost of direct marketing services was $3.8 million in the six months ended June 30, 2001 compared to $2.4 million in the six months ended June 30, 2000. These costs are primarily due to business activity of Post Communications subsequent to the date of acquisition. Costs of direct marketing services represented 61% and 73% of direct marketing services revenues for the three months ended June 30, 2001 and 2000, respectively, and represented 60% and 55% of direct marketing services revenues for the six month periods ended June 30, 2001 and 2000, respectively.

Cost of Technical and Marketing Consulting Services

Cost of technical and marketing consulting services consists of the personnel and overhead costs incurred in connection with providing consulting services. Cost of technical and marketing consulting services totaled $444,000 compared to $1.4 million for the three months ended June 30, 2001 and 2000 and $1.6 million compared to $1.9 million for the six months ended June 30, 2001 and 2000. These expenses were related to technical consulting services provided by Netcentives Consulting and delivering marketing consulting services in the three month periods ended June 30, 2001 and 2000. Cost of technical and marketing consulting service revenues were 55% and 54% of technical and marketing consulting services revenues in the three months ended June 30, 2001 and 2000 and 56% and 49% for the six month period ended June 30, 2001 and 2000, respectively. This increase in costs as a percentage of revenues was due to the Company delivering a different mix of consulting and achieving a slightly lower rate of utilization on its internal resources in the three and six months ended June 30, 2001 as compared to the comparable period in 2000.

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development personnel, including independent contractors and consultants, software licensing expenses and allocated operating expenses such as site hosting, web site production, facilities expenses, and equipment costs. Research and development expenses were $2.8 million in the three months ended June 30, 2001 compared to $3.4 million in the three months ended June 30, 2000 and $6.9 million in the six months ended June 30, 2001 compared to $5.1 million in the six months ended June 30, 2000. The increase for the six month period was primarily the result of an increase in expenses for enhancements to the ClickRewards program, as well as development efforts relating to our Custom Loyalty programs and Enterprise Incentive programs, and the addition of Post Communications in the second quarter of 2000. The largest component of the decrease for the three month period was the reduction in compensation and related staff expenses which decreased by $400,000 for the three month period ended June 30, 2001. The increase for the six month period relates to increased research and development personnel expenses of $300,000, an increase in allocated facilities and office expenses of $1.1 million, and an increase in consulting expenses of $500,000. We expect to reduce research and development spending in absolute dollars as we maintain existing products.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related expenses, sales commissions, treasury expenses, accounting and administrative expenses, professional fees, and other selling and corporate expenses. Selling, general and administrative expenses were $8.0 million in the three months ended June 30, 2001 compared to $8.8 million in the three months ended June 30, 2000 and $15.1 in the six months ended June 30, 2001 compared to $13.6 million in the six months ended June 30, 2000. The increase in the six month period was primarily the result of increased sales efforts to enroll merchants into the ClickRewards program, increased business development efforts for our Custom Loyalty program, increased general and administrative personnel and increased facilities and office costs and the addition of Post Communications in the second quarter of 2000. The largest component of the decrease for the three month period was the reduction in compensation expense and related staff costs as a result of decreased staffing levels which decreased by $800,000 between 2001 and 2000. The largest component of the increase for the six month period was the growth in consulting expenses which increased by $1.3 million between 2001 and 2000. We expect to decrease selling, general and administrative expenses in absolute amounts over the course of the next twelve months.

Amortization   of  Deferred  Stock   Compensation,   Supplier  and  Other  Stock
Arrangements and Intangibles


Amortization of deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants, and the deemed fair market value of our common stock at the time of these grants. This difference is amortized over the vesting period for such grants, which is typically four years. Amortization of deferred stock compensation was $621,000 in the three months ended June 30, 2001 compared to $723,000 in the three months ended June 30, 2000 and $1.3 million in the six months ended June 30, 2001 compared to $1.8 million in the six months ended June 30, 2000. These amounts resulted from amortization of deferred stock compensation related to stock option grants and stock awards granted in 1999 and 1998.


Amortization of supplier and other stock arrangements represents the cost of warrants granted to certain airlines and other rewards suppliers in return for exclusivity and the cost of stock related to the ICQ ClickRewards program. In June 2001, the Company amended its ongoing contract with AOL with respect to the ICQ ClickRewards program. As a result of the amendment to the contract the Company recognized $45.3 million of deferred stock expenses in the second quarter of 2001. Expenses related to contingent stock warrants granted to certain airlines and other partners and the stock issued related to the ICQ ClickRewards program was $45.3 million in the three months ended June 30, 2001 compared to $4.7 million in the three months ended June 30, 2000 and $51.5 million in the six months ended June 30, 2001 compared to $5.8 million in the six months ended June 30, 2000. Because the vesting of certain awards is subject to these rewards suppliers maintaining the exclusivity of the arrangement with Netcentives, the valuation of the warrants is not finalized until the vesting date. As a result, the charge relating to supplier stock awards may increase over remaining vesting periods through 2001.

In December 1998, we acquired the Panttaja Consulting Group in a transaction that was accounted for as a purchase. The resulting intangibles of $3.5 million recorded in the acquisition were amortized over two years. In January 2000, we acquired MaxMiles in a transaction accounted for as a purchase. The resulting intangibles of $11.5 million recorded in the acquisition are being amortized over an estimated useful life of three years. In March 2000, we acquired UVN in a transaction accounted for as a purchase. The resulting intangibles of $25.7 million recorded in the acquisition are being amortized over an estimated useful life of five years. In April 2000, we acquired Post Communications in a transaction accounted for as a purchase. The resulting intangibles of $315.5 million recorded in the acquisition are being amortized over an estimated useful life of four years. In the three months ended June 30, 2001 and 2000, we incurred $21.7 million and $21.9 million of expense related to amortization of these intangibles. In the six months ended June 30, 2001 and 2000, we incurred $43.0 million and $23.5 million of expense related to amortization of these intangibles.

Impairment of Goodwill

Due to a decline in current business conditions, the Company evaluated some of its purchased intangible assets for impairment. Based upon impairment analyses which indicated that the carrying amount of the goodwill and purchased intangible assets will not be fully recovered through estimated undiscounted future operating cash flows, a charge of $203.7 million was recorded in the second quarter of 2001 related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangibles.

Interest Income (Expense), Net

Interest income primarily represents interest earned on short-term investments in highly-liquid debt instruments with a maturity at time of purchase of three months or less. Interest income (expense), net, was $(471,000) in the three months ended June 30, 2001 and $642,000 in the three months ended June 30, 2000. Interest income (expense), net, was $(155,000) in the six months ended June 30, 2001 and $1.8 million in the six months ended June 30, 2000. The decrease in interest income was a result of decreased cash balances from operations, offset in part by an increase in interest expense relating to capital leases and other financing arrangements. Interest income decreased to $96,000 from $982,000 for the three months ended June 30, 2001 and 2000, respectively and decreased to $721,000 from $2.3 million in the six months ended June 30, 2001, and 2000, respectively. Interest expense increased to $567,000 from $340,000 for the three months ended June 30, 2001 and 2000, respectively, and increased to $876,000 from $435,000 for the six months ended June 30, 2001 and 2000, respectively.

Income (Loss) from Equity Investee

Income/(loss) from equity investee represents the Company's share of net income/(loss) for the period from its 49% equity ownership in Golden Retriever Systems, LLC. This amount is presented net of the amortization for the period of the goodwill related to the Company's acquisition of UVN Holdings, Inc. that were allocated to its investment in Golden Retriever Systems, LLC.

Income Taxes

We have recorded losses since inception and therefore recorded no provision for income taxes for the three and six months ended June 30, 2001 and 2000.

Net Loss

Net loss increased to $284.3 million in the three months ended June 30, 2001 from $42.8 million in the three months ended June 30, 2000 and increased to $325.9 million in the six months ended June 30, 2001 from $55.9 million in the six months ended June 30, 2000. The increases in net loss were primarily due to an increase in revenues of $6.1 million offset by an increase in operating costs and expenses of $245.1 million between the three month periods ended June 30, 2001 and 2000 and increase in revenues of $18.5 million offset by an increase in operating costs and expenses of $284.9 between the six month periods ended June 30, 2001 and 2000.

Liquidity and Capital Resources

We have funded our operations since inception primarily through the private placement of preferred equity securities, through which we had raised net proceeds of $63.7 million through December 31, 2000, and from an initial public offering in the fourth quarter of 1999, which raised net proceeds of $68.8 million. We have also financed our operations through equipment lease financing and bank borrowings. As of June 30, 2001, we had outstanding equipment lease financing and bank borrowings totaling $5.8 million. We have no other available lines of credit or credit available under existing arrangements.

Cash used in operations was $29.1 million and $14.8 million for the six months ended June 30, 2001 and 2000 respectively. The cash used was primarily the result of our operating losses in these periods. Cash used in operations primarily reflected cash received from customers of $27.0 million and $18.1 million in the six months ended June 30, 2001 and 2000, respectively, offset by cash paid to suppliers and employees of $55.9 million and $34.7 million in the same periods.

We initially defer recording revenue at the time we sell our loyalty currencies, even though we have generally received cash up front from our customers for these sales. A significant portion of revenue is not recognized until the consumer redeems the currency. The remaining revenue is recognized on a ratable basis over the periods in which marketing and support services are provided to merchants and members. As a result of this accounting method, the cash received from customers is substantially greater than the amount of revenues reported for these periods, except for the first and second quarter of 2001, during which cash received from customers was less than the amount of revenues reported. The difference in these amounts is reflected primarily as an increase or decrease in the amount of deferred revenues for products and services shown on our consolidated balance sheet. Total deferred revenues decreased on a net basis from cash transactions by $12.2 million during the six months ended June 30, 2001 and increased by $6.2 million during the six months ended June 30, 2000.

Cash paid to suppliers and employees was significantly less than costs and expenses reported for these same periods. This resulted from non-cash charges relating to depreciation, the amortization of deferred stock compensation, supplier stock awards, intangible assets, and impairment of goodwill arising from the acquisitions of Panttaja Consulting Group, MaxMiles, UVN and Post Communications, and the use of ClickMiles in lieu of cash to pay for certain expenses. Non-cash amortization charges totaled $313.7 million and $34.0 million in the six month periods ended June 30, 2001 and 2000, respectively. The use of ClickMiles in lieu of cash to pay for certain expenses resulted in the deferral of cash payments of $720,000 and $1.2 million during the six months ended June 30, 2001 and 2000, respectively.

Investments in property and equipment were $2.8 million and $12.5 million in the six months ended June 30, 2001 and 2000 respectively. This decrease was due to less capital expenditures incurred in the first quarter of 2001 compared to greater capital expenditures resulting from the build-out and furnishing of the Company's headquarters and due to the Company's purchasing more equipment as a result of headcount increases during the first six months of 2000. Cash used in financing activities was $2.1 million and cash provided by financing activities was $1.9 million in the six months ended June 30, 2001 and 2000, respectively. Cash was used on principal payments on debt of $2.3 million for the six months ended June 30, 2001. Cash was provided by sales of common stock of $2.3 million, repayment of receivables related to previously issued common stock of $463,000 and borrowings on long-term debt of $493,000 offset by principal payments of $1.3 million in the six months ended June 30, 2000.

At June 30, 2001, we had 641.5 million  currency points  outstanding,  including
ClickMiles (that are issued in the ClickRewards and Enterprise Incentive programs), Custom Loyalty program points and Registered Card program points, which had been sold to merchants and clients (of which 447.8 million had been awarded to members and are in circulation). The June 30, 2001 balance sheet includes $11.0 million of deferred revenues relating to the product component of this currency, which will be recognized as revenue at the time of redemption. Other than barter exchanges, we have already generally received cash from our merchants and clients relating to these points, which is unrestricted and which we can use for any corporate purpose. In addition, an additional 71.1 million currency points that had been issued by us to pay for expenses in lieu of cash were outstanding. As of June 30, 2001, we had an accrued liability of approximately $1.3 million for the estimated cost of redemption of these points. These points expire if not redeemed by December 31 in the second year following the award. Although we have purchased some frequent flyer miles in advance, most of the funding to pay for the costs associated with these product redemption liabilities must come from available cash resources at the time of redemption. Although these liabilities are reflected as current liabilities in our balance sheet, the timing of the related liability is controlled by the actual redemptions, which could occur in irregular patterns until expiration. Because we cannot control the timing of the decision to redeem points, should the rate of redemption of points exceed our estimates, it could be necessary for us to obtain additional working capital and our results of operations could be materially and adversely affected.

At June 30, 2001, we had cash and equivalents totaling $10.5 million. At our current cash level, our continued operations are contingent on an additional cash infusion and further managing down our cost structure, which includes workforce reductions and implementation of the restructuring plan as described before.

Our future liquidity and capital requirements will depend on numerous factors including our ability to control expenses, effectively implement the restructuring plan as well as the maintaining demand for our products and services. In addition, under the terms of our acquisition of UVN Holdings, Inc., Vital Processing Services, LLC has the right to require that we purchase all of their 51% equity interest in Golden Retriever Systems, LLC for $10.0 million, subject to adjustment. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Therefore, we may be required to raise additional funds in the future through the issuance of debt or equity securities in addition to the disposition of non-core assets. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our programs or other services. In addition, we may be unable to take advantage of business opportunities or to respond to competitive pressures. Any of these events could harm our business and financial condition.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Upon adoption of SFAS 142, the Company will discontinue the amortization of goodwill with an expected net carrying value of $31.6 million at the date of adoption and annual amortization of $49.8 million that resulted from business combinations completed prior to the adoption of SFAS 142. The Company expects that annual amortization expense for future years will be reduced by approximately $13.6 million due to the adoption of SFAS 142. The Company has not yet determined whether it will record an impairment charge in connection with the adoption of SFAS 142.

                                  RISK FACTORS

Business and Financial Risks

The Company will need substantial additional capital to fund continued business operations in 2001 and 2002 and the Company cannot be sure that such capital will be available.

The Company requires substantial amounts of capital to fund its business operations. The rate at which the Company's capital is utilized is affected by the level of its fixed expenses (including employee related expenses and expenses relating to real estate) and variable expenses, such as redemptions. Substantial capital has been used to fund the Company's operating losses. Since inception, the Company has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the near future. In addition, Vital Processing Services, LLC has the right to require the Company purchase all of its 51% equity interest in Golden Retriever Systems, LLC ("GRS") for $10.0 million, subject to adjustment. In the event the Company does not have adequate capitalization to pay for the shares, Vital Processing Services, LLC can require the Company sell to it the Company's 49% interest in GRS for $7.5 million subject to adjustments.

The Company continues to evaluate alternative means of infusing cash to meet its needs on terms that are attractive to the Company. From time to time the Company has considered and discussed various financing alternatives. The Company cannot be certain that this or any other additional financing will be available to it on favorable terms when required, or at all.

If the Company is not able to obtain needed capital, it may need to further implement additional restructuring activities to conserve its cash balances. The Company implemented a restructuring plan which included a workforce reduction on August 1, 2001, as described above and will include: real estate downsizing; analyzing its accounts payable and collections to prioritize its liabilities and preserve its cash flow, including suspending payment of former executive severance packages and certain unsecured debt until a repayment plan is adopted; focusing its research and development activities on a small number of critical projects primarily on the loyalty side of the business; continuing its patent program; and, divesting non-core assets. Implementation of the restructuring plan may have a material adverse effect on its business, financial condition and the Company's ability to reduce losses or generate profits.

In the past, the Company has funded its operating losses and capital expenditures through proceeds from equity offerings and, to a lesser extent, proceeds from debt financing and equipment leases. Changes in equity markets in the past year have adversely affected the Company's ability to raise equity financing and have adversely affected the markets for debt financing and equipment leasing for companies with a history of losses such as the Company. The Company cannot assure you that it can secure financing or favorable terms associated with any financing. If the Company raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its common stock and, in light of the Company's current market capitalization, the Company's stockholders may experience substantial dilution.

Consumers may not redeem loyalty currencies in regular patterns. If redemptions are higher than we anticipate, our available cash resources could be depleted thereby impairing our ability to operate the business.

We may receive cash from a customer using a custom loyalty solution or a merchant for loyalty currencies months before the consumer earns and subsequently redeems the currency point. However, we typically do not pay for the redemption reward until the consumer redeems the currency point. Therefore, we do not control when we will incur this cash expenditure. As a result, over time, as the number of currency points in circulation increases, we will have increasing liabilities for the potential eventual redemption of these points. Because we have very limited historical data with respect to redemption behavior, we cannot be sure consumers will redeem their points in predictable patterns. If redemption requests are inconsistent with our expectations or exceed our available cash resources, our financial condition could be harmed precluding our ability to continue to operate the business. We do not currently have unused and available credit facilities or similar sources of external financing. Therefore, if we do not maintain adequate cash reserves we will be obligated to raise additional funds or be unable to fulfill redemptions. In addition, because we recognize a portion of our revenues upon redemption by the consumer, unexpected redemptions could cause fluctuations in our operating results and cash depletion.

We have a history of losses and expect increasing future losses.

We incurred losses of $4.2 million in 1997, $14.1 million in 1998, $46.8 million in 1999, $184.2 million in 2000, and $325.9 million in the six months ended June 30, 2001. Our net loss was 46,444%, 2,181%, 597% and 430% of our revenues for the years ended December 31, 1997, 1998, 1999 and 2000, respectively. For the six months ended June 30, 2001 our net loss was 1,015% of our revenues. As of June 30, 2001 we had an accumulated deficit of $575.5 million. We currently expect that we will continue to incur losses for the foreseeable future and that the magnitude of these losses will continue to increase. We cannot be sure when or if we will become profitable. We believe that our ability to become profitable will be based on a number of factors, including the other risk factors listed in this section.

Loss of our customers may harm our financial results.

Some of our major customers have expressed concern as to the ability of the Company to continue to operate and have indicated they may terminate their relationship with the Company. Also, many businesses including some of our major customers are experiencing financial problems. The loss of, or significant reduction in sales from, any one of our major customers could have a material adverse effect on our business and results of operations.

If the market for loyalty programs fails to grow or the economy continues to experience a general slowdown, our revenues will not grow at the same rate.

Our success will depend in large part on the continued growth in loyalty programs and, in general, the growth of the economy. The market for loyalty solutions has only recently developed and is rapidly changing. We do not have direct control over the adoption and growth of loyalty programs or the growth of the economy. As is typical for a new and rapidly evolving industry, demand and market acceptance is uncertain, and few proven offerings exist. Moreover, since the market for our loyalty solutions is new and evolving, it is difficult to predict the size of this market or its future growth rate, if any. We cannot assure you that a sufficient volume of merchants will accept online loyalty solutions as an attraction and retention device for consumers or our customer's employees and channels. To the extent that the market for loyalty programs does not increase and the economic slowdown continues, our customer base and revenues may not grow. Additionally, any of our customers that are experiencing financial problems may decide that our loyalty solutions and services are discretionary. They may elect to not renew, reduce or halt their relationship with us. This could damage our business.

Because we have a limited operating history, it is difficult to evaluate our business and prospects.

We have a limited operating history and the loyalty solution industry is new and evolving. As such, our business is subject to certain challenges that a more mature company or a company operating in a more mature industry may not face, such as:

o    we have an  unproven  business  model;
o    members may not redeem loyalty currencies in regular patterns;
o redemptions may exceed our available cash resources, impairing our ability to operate and causing fluctuations in our operating results;
o we have some dependence on the expansion of the Internet and the growth of e-commerce; and,
o we expect competition to intensify as new competitors emerge and existing competitors offer new products and services.

Because our business model is unproven, we cannot assure you that our revenue will grow or that we will become profitable.

The potential profitability of our business model is unproven, and to be successful we must, among other things, develop and market additional products and services to existing customers effectively. Finally, we may be forced by market factors, general economic uncertainty, competitive pressures, industry consolidation or otherwise, to change our business model and eliminate products and services, in which case our financial results could be harmed.

Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

Our operating results are likely to vary significantly from period to period. As a result, our operating results are difficult to predict and may not meet the expectations of securities analysts or investors. If this occurs, we may experience loss of customers, loss of new revenue opportunities and key employees and the price of our common stock would likely decline.

We operate in a new, highly competitive market, and our ability to compete successfully against new entrants and established companies could affect our ability to increase our market share and could harm our financial results.

As a provider of loyalty solutions, we compete with a variety of businesses providing acquisition and loyalty programs. In addition, we generally compete with merchants, financial institutions and card issuers running their own in-house programs and other advertising and promotional programs for a portion of a customer's total marketing budget. Our primary current and prospective competition can be categorized as follows:

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

We may fail to introduce or deliver new releases or new potential solutions or services on a timely and cost-effective basis or at all, particularly given the expansion of our offerings as a result of our recent acquisitions. We may also miss opportunities as a result of our decision to restructure our operations, including the divestiture of assets that management deemed to be non-essential to our continued operations. The life cycles of our solutions or services are difficult to predict because the market for them is new and emerging and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of solutions and services employing new technologies and emerging industry standards could render our existing solutions and services obsolete and unmarketable. In addition, we have experienced delays in the commencement of commercial shipments of our new releases in the past. If new releases or potential new solutions or services are delayed or do not achieve market acceptance, we could experience a delay or loss of revenue and customer dissatisfaction.

o To be successful, our solutions and services must keep pace with technological developments and emerging industry standards, address the ever changing and increasingly sophisticated needs of our customers and achieve market acceptance. We have recently completed a workforce reduction, eliminating positions throughout the Company, including in engineering and research and development. As a result of the reduced headcount, we may fail to develop and market solutions or services that respond to technological changes or evolving industry standards in a timely or cost-effective manner;
o Encounter products, capabilities or technologies developed by others that render our solutions and services obsolete or non-competitive or that shorten the life cycles of our existing solutions and services;
o Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new solutions and services; or,
o Fail to develop new solutions and services that adequately meet the requirements of the marketplace or achieve market acceptance.

As a result of the  foregoing  factors,  we could  experience a delay or loss of
revenues  and  customer   dissatisfaction  when  introducing  new  and  enhanced
solutions and services.

Implementation of our loyalty solutions by large customers is complex, time consuming and expensive. We frequently experience long sales and implementation cycles.

The implementation of our loyalty solutions is complex, time consuming and expensive. Our customers must consider a wide range of other issues before committing to acquire our solutions, including the viability of the Company, benefits, ease of installation, ability to work with existing systems and ability to support implementation. We believe the purchase of our solution is often discretionary and generally involves a significant commitment of capital and other resources by a customer. It frequently takes several months to finalize a sale and requires approval at a number of management levels within the customer organization. The implementation and deployment of our solutions require a significant commitment of resources by our customers.

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

We utilize the services of Exodus Communications to host our production servers and provide us with telecommunications links. Recently, Exodus has announced that it is experiencing financial difficulties. The successful delivery of our services is substantially dependent on our ability and the ability of Exodus to protect our server and network infrastructure against damage from:

o    Exodus' ability to continue to provide services to the Company;
o    human error;
o    fire;
o    flood;
o    power loss or unavailability;
o    telecommunications failure;
o    on-line or physical sabotage; and
o    intentional acts of vandalism.

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

We have been named as defendant in several lawsuits related to underwriter practices in connection with our initial public offering.

The Company together with its former executives, West Shell III and John F. Longinotti, and lead underwriters, Credit Suisse First Boston, Hambrecht & Quist, Thomas Weisel Partners have been named as party defendants in at least 5 class action lawsuits, only two of which complaints have been served. The complaints allege that our registration statement and prospectus prepared in connection with our initial public offering contained material misrepresentations and/or omissions of material facts; and that the prospectus was false and misleading in that it failed to disclose: (a) the underwriter defendants' agreement with certain investors to provide them with significant amounts of restricted Company shares in the initial public offering in exchange for exorbitant and undisclosed commissions; and, (b) the agreement between the underwriter defendants and some of their customers whereby the underwriter defendants would allocate shares in the initial public offering to such customers in exchange for the customers' agreement to purchase the Company's shares in the after-market at predetermined prices. The Company believes it has meritorious defenses to the action. The Company expects its insurers to cover the cost of defense and liability, if any, up to the covered amounts. The Company will pursue indemnification from its underwriters. The Company has retained counsel to represent it in this matter and we expect to aggressively defend ourselves.

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

We currently rely on a mixture of patents, copyrights, trademarks, trade secrets and agreements with third parties and employees to protect our proprietary rights. We have patents which relate generally to online incentive award programs. One aspect of our patents is directed to a computer system for implementing an incentive award program, with the computer system including an online product catalog, an online awards catalog and a database for storing account information for each user of the incentive award program. Trademarks of Netcentives include the following: Netcentives, ClickRewards, ClickMiles, Custom Loyalty Programs, Enterprise Incentive Programs, RewardBroker, SecureReward Architecture, the Netcentives logo and the ClickRewards logo. We copyright our Web site content, our software and our sales and promotional literature. Despite our efforts to protect our proprietary rights, unauthorized parties may use aspects of our business model and products and obtain and use information we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of such breaches. We believe that each of these proprietary rights is important to our business in our effort to prevent unauthorized use of our technology and processes and protect our investment in establishing and maintaining our brand. Our competitors may independently develop technologies or business models that are substantially equivalent or superior to ours. We have licensed our patents to MyPoints.com, The Sperry and Hutchinson Company, Enhanced Services Corporation, FreeRide.com LLC, beenz, Rewards2K, Massmedium.com, and WebMiles Inc. who use these licenses to operate programs which may compete with programs we develop or manage. We may decide to license our patents to other competitors. Furthermore, we may expand internationally, and many countries do not protect intellectual property rights to the same extent as the laws of the United States. In the event that we are unable to protect our proprietary rights, our business, financial condition and results of operations could be materially adversely affected.

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

Management Risks

Continued operations of the Company require improvement and implementation of new systems, procedures and controls focused on effectively supporting our customers while managing down our cost structure.

Continued operations of the Company require improvement and implementation of new systems, procedures and controls focused on effectively supporting our customers while managing down our cost structure. Since we began our operations, we have significantly increased the size of our operations. This growth has placed significant strain on our management, systems and resources. We are now downsizing our organization to levels consistent with market demand requiring improvement to our operational, financial and management information controls, reporting systems and procedures to effectively and efficiently support our customers within a constrained cost structure.


Recently instituted employee changes could have a material adverse effect.


We have reduced our work force as a first key initiative in a restructuring plan announced on August 1, 2001. These actions have created uncertainty for our remaining work force and may result in the loss of some key personnel. In addition, we do not know how current or prospective customers, many of which are large institutions, will react to this reduction, if at all. Also, while instituting processes to ensure efficiency as we have grown has historically been a risk, at least for the short-term, there is a risk that the reduction will not be instituted in an efficient manner and could result in a negative impact on our operations and revenues.

Our success depends on retaining our current key personnel and attracting additional key personnel.

Our future performance depends on the continued service of our senior management, product development and sales personnel, many of whom are not bound by an employment agreement. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success depends on our continuing ability to retain a highly skilled managerial, technical, sales and marketing personnel.

Risks Related to Our Stock

The Company failed to maintain the minimum closing bid price of $1.00 over 30 consecutive trading days as required by the Nasdaq National Market. If at any time before September 3, 2001, the closing bid price of the Company's common stock is at least $1.00 for a minimum of 10 consecutive days and the Company is otherwise in compliance with the Nasdaq requirements, the staff of the Nasdaq may determine the Company is in compliance. If the Company is unable to demonstrate compliance with any Nasdaq requirement by September 3, 2001, Nasdaq staff will provide the Company with written notification that its stock may be delisted. The Company may appeal the staff's decision to the Nasdaq Listing Qualifications Panel.

Item 3. Quantitative and Qualitative Disclosures About Market Risk


We had no holdings of derivative financial or commodity instruments at June 30, 2001; however, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on June 30, 2001, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on June 30, 2001, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

The table below presents principal amounts (in thousands) and related weighted average fixed interest rates for our investment portfolio.

                                                Expected          Estimated Fair Value
                                              Maturity 2001        at June 30, 2001
                                              -------------       --------------------
Federal instruments                              $  2,150               $  2,150
Weighted average fixed interest rate                 3.87%
Commercial paper & short-term obligations        $  8,314               $  8,314
Weighted average fixed interest rate                 3.89%
Total portfolio                                  $ 10,464               $ 10,464


As of June 30, 2001, we had $10.5 million of cash and cash equivalents earning a weighted average variable interest rate of 3.88%.

Part II. Other Information

Item 1. Legal proceedings

In February, March and July 2000, the Company filed suit in the Federal District Court in the Northern District of California against eleven parties seeking monetary damages and injunctive relief based on each party's alleged infringement of certain patents held by the Company. This litigation is pending although two of the defendants subsequently licensed the patents and have been dismissed from the suit. One of such defendants has now recently challenged the license and has rejoined the litigation. A default was entered against another defendant. As stated above, six defendants have settled with the Company by licensing the patents. Although no assurances can be given as to the results of this case, the Company believes its claims have merit and intends to prosecute the matter vigorously.

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

The Company together with its former executives, West Shell III and John F. Longinotti, and lead underwriters, Credit Suisse First Boston, Hambrecht & Quist, Thomas Weisel Partners have been named as party defendants in at least 5 class action lawsuits only two of which complaints have been served. The complaints allege that our registration statement and prospectus prepared in connection with our initial public offering contained material misrepresentations and/or omissions of material facts; and that the prospectus was false and misleading in that it failed to disclose: (a) the underwriter defendants agreement with certain investors to provide them with significant amounts of restricted Company shares in the initial public offering in exchange for exorbitant and undisclosed commissions; and, (b) the agreement between the underwriter defendants and some of their customers whereby the underwriter defendants would allocate shares in the initial public offering to such customers in exchange for the customers' agreement to purchase the Company's shares in the after-market at predetermined prices. The Company believes it has meritorious defenses to the action. The Company expects its insurers to cover the cost of defense and liability, if any, up to the covered amounts. The Company will pursue indemnification from its underwriters. The Company has retained counsel to represent it in this matter and we expect to aggressively defend ourselves.

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits

10.1 Severance Agreement between Netcentives and Murray Brozinsky, dated June 21, 2001.

10.2 Severance Agreement between West Shell, III and Netcentives dated June 6, 2001.

10.3 Severance Agreement between John F. Longinotti and Netcentives dated May 23, 2001.

10.4+Amendment to Interactive Marketing and Software Distribution Agreement by and between America Online, Inc. and Netcentives, Inc. dated as of June 5, 2001.

+    Confidential Treatment Requested.

b) Reports on Form 8-K

Report on Form 8-K, filed on May 16, 2001 for the purpose of announcing management changes.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NETCENTIVES INC.

Date: August 14, 2001                              By:/s/ Eric Larsen
                                                      ---------------

                                                    Eric Larsen,
                                                    Chief Executive Officer

                                                   By:/s/ Brian Kinion
                                                      ----------------
                                                    Brian Kinion,
                                                    Vice-President of Finance
                                                    and Controller

Exhibit 10.1


                                  June 21, 2001



Hand Delivered

Murray Brozinsky

Dear Murray:

     This Letter Agreement will define our understanding and agreement regarding the terms of your termination from your employment relationship with Netcentives, Inc. (the "Company"). By your signature below, you acknowledge and agree with the following:

     1. Resignation and Separation Date. Return of Company Property. Removal of Personal Property. You agree that, effective June 30, 2001, you resign from the Company as Executive Vice President, Corporate Strategy and V.P., UVN Holdings, Inc. ("Separation Date"). Immediately after June 30, 2001, there will be no further accrual for personal time off (including vacation or sick time), vesting of stock options or other benefits. You will return all Company property to Company before June 30, 2001, including but not limited to any and all computer equipment and peripherals, keys or access cards, corporate American Express cards. You will remove all personal property from the Company's premises on or before June 30, 2001. The Company is not responsible for your personal property.

     2. Final Salary Payment, Authorized Deductions, Corporate American Express Card and Return of ESPP Contributions. On June 30, 2001, you will receive all salary and payment for accrued and unused vacation and/or personal time off, or other such sums due to you, less applicable withholding taxes, other than amounts to be paid under this Letter Agreement. By your signature to this Agreement, you agree that the Company may deduct from any amounts due to you under this Letter Agreement including any amounts representing salary or payment for accrued and unused vacation or personal time off, any balance remaining under your American Express corporate card. Except as expressly provided in
Section 3, no other sums are due to you except for any amounts representing reimbursement for expenses filed with the Company in accordance with the Company's policy before June 30, 2001 (and expenses incurred in June, 2001 filed before July 31).. In addition, unless as of the Separation Date you have already withdrawn from participation in the Company's Employee Stock Purchase Plan (the "ESPP") and received return of your contributions to the ESPP, you will receive return of all contributions credited to you as of the Separation Date to your ESPP account in accordance with the terms of the ESPP. For purposes of this paragraph, other than with regard to salary payments on or before June 30, 2001 and payment for accrued and unused vacation and/or personal time off, you and the Company agree that California Labor Code Section 206.5 is not applicable to you and the Company. That section provides in pertinent part as follows:

     No employer shall require the execution of any release of any claim or right on account of wages due, or to become due, or made as an advance on wages to be earned, unless payment of such wages has been made.

     3. Severance Benefits. In consideration for the release set forth below and the other obligations described in this Letter Agreement, continued support and assistance with litigation and arbitration matters, and provided you return this Letter Agreement signed by you below acknowledging your acceptance of the terms hereof by 5:00 p.m. on Friday, June 22, 2001, the Company agrees:

     (a) To pay you a severance benefit equal to your current, regular monthly salary from July 1, 2001 through December 31, 2001, less applicable withholding taxes (and any balance due on your corporate American Express card) , in accordance with the Company's payroll periods;

     (b) To extend the period during which you may exercise your stock options vested as of June 30, 2001 (including those vesting on June 30, 2001), from the Company' standard policy of 30 days to June 30, 2002. The Company has elected not to implement the restricted stock program described in the Tender Offer filed with the Securities and Exchange Commission on May 21, 2001. You will receive an incremental stock option grant as the Company deems appropriate which will vest in accordance with the program implemented June 22, 2001. You will be granted 33% of your total grants of which 33% will vest by your Separation Date. A personal option statement will be provided detailing this grant. You will not be entitled to participate in any other programs nor will any other program of similar nature be made available to address underwater or out of the money stock options or Netcentives shares after your Separation Date. Any sale of the Company's stock is subject to legal restrictions and requirements.

     4. Stock Options. You acknowledge and agree that the Personnel Stock Option Statement attached to this letter accurately reflects all vested options (except for the personal stock option statement detailing the incremental stock option grant, which will be provided to you.) Vesting ceases immediately after June 30, 2001. You acknowledge and agree the unvested shares subject to the Option shall be forfeited after the Separation Date.

     5. Release of Claims.

     (a) You acknowledge and agree that the foregoing consideration represents settlement in full of all outstanding obligations owed to you by the Company with respect to the termination of your employment relationship with the Company as of the Separation Date. You further acknowledge and agree that the Severance Benefits described in paragraph 3 above represent amounts which are not otherwise owing to you by the Company and are paid in consideration for this release of claims. Effective as of the Separation Date, you and the Company each expressly waive any claims against each other and release each other (including, to the fullest extent applicable, their respective officers, directors, stockholders, managers, agents, attorneys, family members and representatives from any claim, duty, obligation or cause of action relating to any matters of any kind, whether known or unknown, suspected or unsuspected, that you or the Company may possess arising from any omissions, acts or facts that have occurred up until and including the date you sign this Letter Agreement under any and all applicable state and federal laws including, without limitation:

     (i) any and all claims relating to or arising from your employment relationship with the Company and termination of that relationship;

     (ii) any and all claims relating to, or arising from, your right to purchase, or actual purchase of shares of stock of the Company other than as described above in Paragraph 4 of this Letter Agreement;

     (iii) any and all claims for wrongful discharge of employment; wrongful discharge in violation of public policy; breach of contract, both express and implied; breach of a covenant of good faith and fair dealing, both express and implied; negligent or intentional infliction of emotional distress; negligent or intentional misrepresentation; negligent or intentional interference with contract or prospective economic advantage; and defamation;

     (iv) any and all claims for violation of any federal, state or municipal statute, including, but not limited to, Title VII of the Civil Rights Act of 1964, as amended, Americans with Disabilities Act, as amended, the Age
Discrimination in Employment Act of 1967, as amended by the Older Worker's Benefits Protection Act, the Fair Labor Standards Act, the Family Medical Leave Act, the Equal Pay Act, Pregnancy Discrimination Act and the California Fair Employment and Housing Act, as amended and any and all claims arising out of any other laws and regulations relating to employment or employment discrimination, pregnancy, harassment and/or retaliation; and

     (v) any and all claims for attorney's fees and costs.

     You and the Company agree that the release set forth in this Paragraph 5(a) of this Letter Agreement will be and remain in effect in all respects as a complete and general release as to the matters released. This release does not extend to any obligations incurred under this Letter Agreement.

     (b) You acknowledge and agree that as of the Separation Date, you will have no right, title or interest in or to any shares of the Company's capital stock under the agreements referenced herein or any other document, instrument or arrangement (written or verbal) with the Company other than as described in Paragraph 4 above.

     (c) Except as otherwise provided above in Paragraph 3, you acknowledge and agree that you will not be entitled to participate in any of the Company's benefit plans or programs offered to employees of the Company, including, but not limited to, any accrual of vacation or paid time off, after the Separation Date, other than your right to distribution of any amounts allocated to you under the Company's 401(k) plan.

     6. Civil Code Section 1542. You and the Company ("we") each represent to the other that we are not aware of any claim by either of us other than the claims that are released by Paragraph 5 of this Letter Agreement. We each acknowledge that we are familiar with the provisions of California Civil Code
Section 1542, which provides as follows:

     A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR.

     We, each being aware of such code section, agree to waive any rights we may have there under, as well as under any other statute or common law principles of similar effect.

     7.  Nondisclosure  of  Confidential  and  Proprietary   Informationn.   You
acknowledge and agree to continue to maintain the confidentiality of all confidential and proprietary information (including but not limited to the contents of this letter) of the Company as provided by the Confidential Information and Invention Assignment Agreement previously entered into between you and the Company in connection with your employment with the Company (the "Confidentiality Agreement"), which remains in full force and effect following the date hereof in accordance with its terms. Finally, you agree that as of the Separation Date, you will return all of the Company's property in your possession.

     8. Compete, Solicit Business and Personnel. You agree that, during the period of time that the Company is paying Severance Benefits to you, you will not engage in the following activities without the prior written consent of the
Board:

     (a) Compete. Carry on any business or activity (whether directly or indirectly, as a partner, shareholder, principal, agent, director, affiliate, executive or consultant) which is competitive with the business conducted by the Company during the time Severance Benefits are paid to you; or,

     (b) Solicit Business. Solicit or influence or attempt to influence any client, customer or other person either directly or indirectly, to direct his or its purchase of the Company's products and/or services to any person, firm, corporation, institution or other entity in competition with the business of the Company; or,

     (c) Solicit Personnel. During the time during which Severance Benefits are paid to you and for a period of 1 year thereafter, solicit or influence or attempt to influence any person employed by the Company to terminate or otherwise cease his employment with the Company or become an employee of any competitor of the Company.

     9. Confidentiality. You agree to keep the fact, terms, conditions and contents of this Letter Agreement completely confidential and will not publicize or disclose the fact, terms, conditions or contents of this Letter Agreement to any person, unless required by law, regulation or court order. You may, however, disclose the terms of this Letter Agreement to your attorney, your tax advisor and/or accountant, as necessary.

     10. Severance. If any provision in this Letter Agreement is found or held to be invalid or unenforceable, then the meaning of such provision shall be construed, to the extent feasible, so as to render the provision enforceable, and if no feasible interpretation would save such provision, it shall be severed from the remainder of this Letter Agreement which shall remain in full force and effect. However, if the severed provision is essential and material to the rights or benefits received by either party, the parties shall use their best efforts to negotiate, in good faith, a substitute, valid and enforceable provision or agreement which most nearly effects their intent in entering into this Letter Agreement.

     11. Voluntary Execution of Agreement. You acknowledge that this Letter Agreement is executed by you voluntarily, with the full intent of releasing all claims against the Company and without any duress or undue influence. You acknowledge that this Letter Agreement sets forth the entire agreement between you and the Company with respect to the termination of your relationship with the Company and supercedes any prior representations or agreements, whether written or oral, with respect to your relationship with the Company (other than the Confidentiality Agreement, which will remain in force), and that the agreements set forth in this Letter Agreement may not be modified or amended except by a written agreement, signed by the Company and by you. You further acknowledge that (i) you have read this entire Letter Agreement, (ii) you understand the terms and consequences of this Letter Agreement and of the releases it contains, and you have been advised that you may seek legal representation with respect to the matters contained in this Letter Agreement; and (iii) you are fully aware of the legal and binding effect of this Letter Agreement. This Letter Agreement shall be effective as of the date signed by you.

     12.  Separation  Disclosure.  If the  Company is  required to or chooses to disclose your separation from the company, the ----------------------- disclosure will state that you are leaving the Company to pursue other business opportunities. The specific language will be mutually agreed to by both parties.

                                                NETCENTIVES INC.


                                                By: __________________________
                                                Title: _________________________

AGREED AND ACKNOWLEDGED:

My agreement with the above terms is acknowledged by my signature below. I have read and understand the foregoing Letter Agreement and that I sign this release of all claims voluntarily, with full appreciation that I am forever foreclosed from pursuing any of the rights I have waived.

-------------------------------
Name: Murray Brozinsky

Dated: _________________________

Exhibit 10.2

                                                                    June 6, 2001



Hand Delivered

West Shell, III

Dear West:

     This Letter Agreement will define our understanding and agreement regarding the terms of your termination from your employment relationship with Netcentives, Inc. (the "Company"). By your signature below, you acknowledge and agree with the following:

     1. Separation Date. You agree that your last day of employment with the Company was Wednesday, May 16, 2001 (the "Separation Date"). In consideration for the Severance Benefits, you resigned as Chairman of the Board effective Wednesday, May 16, 2001.

     2. Final Salary Payment and Return of ESPP Contributions. You have received all salary and payment for accrued and unused vacation and/or personal time off, or other such sums due to you, less applicable withholding taxes, other than amounts to be paid under this Letter Agreement. In addition, you have already withdrawn from participation in the Company's Employee Stock Purchase Plan (the "ESPP"), if applicable, and received return of your contributions to the ESPP. In light thereof, you and the Company agree that California Labor Code Section
206.5 is not applicable to you and the Company. That section provides in pertinent part as follows:

     No employer shall require the execution of any release of any claim or right on account of wages due, or to become due, or made as an advance on wages to be earned, unless payment of such wages has been made.

     3. Severance Benefits. In consideration for the release set forth below, delivery of the assignment of bonus signed by you and Sally Shell and the other obligations described in this Letter Agreement and being available to provide assistance and support, provided you return this Letter Agreement signed by you below acknowledging your acceptance of the terms hereof by 5:00 p.m. on Monday, July 23, 2001, the Company agrees:

     (a) To pay you a severance benefit equal to 6 months of your current salary in 2 payments. Each payment will be equal to 3 months of your current salary, less withholdings. The first payment will be made within 15 days from the beginning of the third calendar quarter commencing July 1, 2001. The second payment will be made from the beginning of the fourth calendar quarter commencing October 1, 2001.

     (b) To pay for your continued coverage under the Company's health insurance program as provided by the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA). COBRA coverage at the Company's expense through December 31, 2001. Thereafter, COBRA will be at your own expense. You will be provided with information regarding your right to elect continued health coverage within the first two weeks following the end of the month in which the Separation Date occurs. And,

     (c) Your stock options will continue to vest through December 31, 2001. Any unvested options will lapse on December 31, 2001.

     (d) Upon approval by the Board of Directors, you will be granted 125,000 stock options under the 1996 Employee Stock Option Plan at the price of the Company's stock at the close of trading May 16, 2001. This grant vests in accordance with the schedule contained in the Plan through December 31, 2001. It is anticipated that no more than 15,000 options will vest by December 31, 2001.

     (e) All restricted stock vests on your Separation Date.

     (f) Extend the period during which your stock options will continue to vest through December 31, 2002. Any sale of the Company's stock is subject to the Company's insider trading policy and other legal restrictions and requirements.

     4. Stock Options. You acknowledge and agree that the Personnel Stock Option Statement attached to this letter accurately reflects all vested options and all options which will vest on December 31, 2001. You acknowledge and agree that options unvested as of December 31, 2001 shall lapse and be forfeited as of December 31, 2001.

     5. Release of Claims.

     (a) You acknowledge and agree that the foregoing consideration represents settlement in full of all outstanding obligations owed to you by the Company with respect to the termination of your employment relationship with the Company as of the Separation Date. You further acknowledge and agree that the Severance Benefits described in paragraph 3 above represent amount which are not otherwise owing to you by the Company and are paid in consideration for this release of claims. On behalf of yourself, and your heirs, executors, successors and assigns, you agree to hereby fully and forever release the Company and its officers, directors, employees, investors, shareholders, administrators, predecessor and successor corporations and assigns from any claim, duty, obligation or cause of action relating to any matters of any kind, whether known or unknown, suspected or unsuspected, that you may possess arising from any omissions, acts or facts that have occurred up until and including the date you sign this Letter Agreement under any and all applicable state and federal laws including, without limitation:

     (i) any and all claims relating to or arising from your employment relationship with the Company and termination of that relationship;

     (ii) any and all claims relating to, or arising from, your right to purchase, or actual purchase of shares of stock of the Company other than as described above in Paragraph 5 of this Letter Agreement;

     (iii) any and all claims for wrongful discharge of employment; wrongful discharge in violation of public policy; breach of contract, both express and implied; breach of a covenant of good faith and fair dealing, both express and implied; negligent or intentional infliction of emotional distress; negligent or intentional misrepresentation; negligent or intentional interference with contract or prospective economic advantage; and defamation;

     (iv) any and all claims for violation of any federal, state or municipal statute, including, but not limited to, Title VII of the Civil Rights Act of 1964, as amended, Americans with Disabilities Act, as amended, the Age
Discrimination in Employment Act of 1967, as amended by the Older Worker's Benefits Protection Act, the Fair Labor Standards Act, the Family Medical Leave Act, the Equal Pay Act, Pregnancy Discrimination Act and the California Fair Employment and Housing Act, as amended and any and all claims arising out of any other laws and regulations relating to employment or employment discrimination, pregnancy, harassment and/or retaliation; and

     (v) any and all claims for attorney's fees and costs.

     You agree that the release set forth in this Paragraph 5(a) of this Letter Agreement will be and remain in effect in all respects as a complete and general release as to the matters released. This release does not extend to any obligations incurred under this Letter Agreement.

     (b) You acknowledge and agree that as of the Separation Date, you will have no right, title or interest in or to any shares of the Company's capital stock under the agreements referenced herein or any other document, instrument or arrangement (written or verbal) with the Company other than as described in Paragraph 4 above.

     (c) Except as otherwise provided above in Paragraph 3, you acknowledge and agree that you will not be entitled to participate in any of the Company's benefit plans or programs offered to employees of the Company, including, but not limited to, any accrual of vacation or paid time off, after the Separation Date, other than your right to distribution of any amounts allocated to you under the Company's 401(k) plan.

     6. Acknowledgment of Waiver of Claims under ADEA. In consideration for the sum of $10,000 paid to you as the Severance Benefits, you acknowledge that you are waiving and releasing any rights you may have to any claim of age discrimination, including but not limited to claims under the Age Discrimination Act of 1967, as amended ("ADEA") and that this waiver and release is knowing and voluntary. You and the Company agree that this waiver and release does not apply to any rights or claims that may arise under ADEA after the date you sign this Letter Agreement. You acknowledge that the consideration given for the waiver and release set forth in this Letter Agreement is in addition to anything of value to which you were already entitled. You further acknowledge that you have been provided with a notice as required by the Older Workers Benefit Protection Act of 1990 that contains information about the job titles and ages of other individuals in your organizational unit and designating whether or not such individuals have been offered termination incentives in connection with the reorganization of your organizational unit and the elimination of positions therein. You further acknowledge that you have been advised by this writing that (a) you should consult with an attorney prior to executing this Letter Agreement; (b) you have forty-five (45) days after receipt of this Letter Agreement within which to review and consider this Letter Agreement, discuss it with an attorney of your own choosing, and decide to execute or not execute it. If you sign this agreement before expiration of the forty-five (45) days, you are doing so in express waiver of his/her right to exercise such review period.; (c) you have seven (7) days following your execution of this Agreement in which to revoke this Letter Agreement (the "Revocation Period"); and (d) this Letter Agreement shall not be effective until the Revocation Period has expired (upon such expiration, the "Effective Date") and then only if you have not revoked it. You acknowledge that in order to revoke this Letter Agreement you must deliver to Marina Rekhlis Ring, within seven days after having executed this Letter Agreement, a letter stating that you are revoking it.

     7. Civil Code Section 1542. You and the Company ("we") each represent to the other that we are not aware of any claim by either of us other than the claims that are released by Paragraph 5 of this Letter Agreement. We each acknowledge that we are familiar with the provisions of California Civil Code
Section 1542, which provides as follows:

     A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR.

     We, each being aware of such code section, agree to waive any rights we may have there under, as well as under any other statute or common law principles of similar effect.

     8. Nondisclosure of Confidential and Proprietary Information. You acknowledge and agree to continue to maintain the confidentiality of all confidential and proprietary information (including but not limited to the contents of this letter) of the Company as provided by the Confidential Information and Invention Assignment Agreement previously entered into between you and the Company in connection with your employment with the Company (the "Confidentiality Agreement"), which remains in full force and effect following the date hereof in accordance with its terms. Finally, you agree that as of the Separation Date, you will return all of the Company's property in your possession.

     9. Compete, Solicit Business and Personnel. You agree that, during the period of Company is paying Severance Benefits to you, you will not engage in the following activities without the prior written consent of the Board:

     (a) Compete. Carry on any business or activity (whether directly or indirectly, as a partner, shareholder, principal, agent, director, affiliate, executive or consultant) which is competitive with the business conducted by the Company during the time Severance Benefits are paid to you; or,

     (b) Solicit Business. Solicit or influence or attempt to influence any client, customer or other person either directly or indirectly, to direct his or its purchase of the Company's products and/or services to any person, firm, corporation, institution or other entity in competition with the business of the Company; or,

     (c) Solicit Personnel. During the time during which Severance Benefits are paid to you and for a period of 1 year thereafter, solicit or influence or attempt to influence any person employed by the Company to terminate or otherwise cease his employment with the Company or become an employee of any competitor of the Company.

     10. Confidentiality. You agree to keep the fact, terms, conditions and contents of this Letter Agreement completely confidential and will not publicize or disclose the fact, terms, conditions or contents of this Letter Agreement to any person, unless required by law, regulation or court order. You may, however, disclose the terms of this Letter Agreement to your attorney, your tax advisor and/or accountant, as necessary.

     11. Default and Severance. Should the Company elect to terminate this Letter Agreement for the material, uncured breach of West Shell, Company agrees it may exercise all rights and remedies including terminating this Letter Agreement and discontinuing providing any and all Severance Benefits under
Section 3 except West Shell's vesting of stock options shall continue through December 31, 2001. any provision in this Letter Agreement is found or held to be invalid or unenforceable, then the meaning of such provision shall be construed, to the extent feasible, so as to render the provision enforceable, and if no feasible interpretation would save such provision, it shall be severed from the remainder of this Letter Agreement which shall remain in full force and effect. However, if the severed provision is essential and material to the rights or benefits received by either party, the parties shall use their best efforts to negotiate, in good faith, a substitute, valid and enforceable provision or agreement which most nearly effects their intent in entering into this Letter Agreement.

     12. Voluntary Execution of Agreement. You acknowledge that this Letter Agreement is executed by you voluntarily, with the full intent of releasing all claims against the Company and without any duress or undue influence. You acknowledge that this Letter Agreement sets forth the entire agreement between you and the Company with respect to the termination of your relationship with the Company and supercedes any prior representations or agreements, whether written or oral, with respect to your relationship with the Company (other than the Confidentiality Agreement, which will remain in force), and that the agreements set forth in this Letter Agreement may not be modified or amended except by a written agreement, signed by the Company and by you. You further acknowledge that (i) you have read this entire Letter Agreement, (ii) you understand the terms and consequences of this Letter Agreement and of the releases it contains, and you have been advised that you may seek legal representation with respect to the matters contained in this Letter Agreement; and (iii) you are fully aware of the legal and binding effect of this Letter Agreement. This Letter Agreement shall be effective as of the date signed by you.

                                                NETCENTIVES INC.


                                                By: __________________________
                                                Title: _________________________

AGREED AND ACKNOWLEDGED:

My agreement with the above terms is acknowledged by my signature below. Furthermore, I acknowledge that I have had 45 days to review this agreement and if I am signing it before expiration of that review period, I am doing so in express waiver of my right to exercise such review period, I have been provided with a notice as required by the Older Workers Benefit Protection Act of 1990 that contains information about the job titles and ages of other individuals in your organizational unit and designating whether or not such individuals have been offered termination incentives in connection with the reorganization of your organizational unit and the elimination of positions therein and I have read and understand the foregoing Letter Agreement and that I sign this release of all claims voluntarily, with full appreciation that I am forever foreclosed from pursuing any of the rights I have waived.

-------------------------------
Name: West Shell, III

Dated: _________________________

                                  Attachment A

                  Older Workers Benefit Protection Act of 1990
                                     Notice

     As required by the Older Workers Benefit Protection Act of 1990, this notice contains information about the individuals who have been selected for layoff on account of reorganization of Netcentives and elimination of positions therein, including the job titles and ages of the employees designated to be laid off and offered severance benefits, and the job titles and ages of the employees who have not been designated to be laid off and offered severance benefits.

------------  ----------    -------------------------  -------------------------
Job title       Age          Selected for Layoff         Not Selected for Layoff
------------  ----------    -------------------------  -------------------------


------------  ----------    -------------------------  -------------------------

                                    Attached

Exhibit 10.3


                                                                    May 23, 2001



John F. Longinotti
1945 Yosemite Road
Berkeley, CA 94707

Dear Jack:

     This Letter Agreement defines our understanding and agreement regarding the terms of your termination from your employment relationship with Netcentives, Inc. (the "Company"). By your signature below, you acknowledge and agree with the following:

     1. Separation Date. You agree that your last day of employment with the Company was Tuesday, May 15, 2001 (the "Separation Date").

     2. Final Salary Payment and Return of ESPP Contributions. You acknowledge and agree that you have received all salary and payment for accrued and unused vacation and/or personal time off, or other such sums due to you, less applicable withholding taxes, other than amounts to be paid under this Letter Agreement. In addition, unless as of the Separation Date you have already withdrawn from participation in the Company's Employee Stock Purchase Plan (the "ESPP") and received return of your contributions to the ESPP, you received return of all contributions credited to you as of the Separation Date to your ESPP account in accordance with the terms of the ESPP. In light thereof, you and the Company agree that California Labor Code Section 206.5 is not applicable to you and the Company. That section provides in pertinent part as follows:

     No employer shall require the execution of any release of any claim or right on account of wages due, or to become due, or made as an advance on wages to be earned, unless payment of such wages has been made.

     3. Severance Benefits. In consideration for the release set forth below and the other obligations described in this Letter Agreement, provided you return this Letter Agreement signed by you below acknowledging your acceptance of the terms hereof by 5:00 p.m. on Monday, July 9, 2001 (45 days from date of separation), the Company agrees:

     (a) To pay you a severance benefit equal to 4 months of your regular salary, less applicable withholding taxes upon completion of the Revocation Period defined in paragraph 6 (the first check will be paid May 31, 2001, and the last check will be September 15, 2001);

     (b) 7 of this Agreement in accordance with the Company's payroll periods;

     (c) To pay for your continued coverage under the Company's health insurance program as provided by the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA) through September 1, 2001, for coverage through September 30, 2001. Thereafter, COBRA will be at your own expense. You will be provided with information regarding your right to elect continued health coverage within the first two weeks following the end of the month in which the Separation Date occurs; and,

     (d) To extend the period during which you may exercise your vested stock options from the Company' standard policy of 30 days to September 30, 2001. Any sale of the Company's stock is subject to the Company's insider trading policy and other legal restrictions and requirements.

     4. Stock Options. You acknowledge and agree that the Closing Statement attached to this letter accurately details all vested stock options. You acknowledge and agree the unvested shares subject to the Option shall be forfeited as of the Separation Date5. Release of Claims.

     (a) You acknowledge and agree that the foregoing consideration represents settlement in full of all outstanding obligations owed to you by the Company with respect to the termination of your employment relationship with the Company as of the Separation Date. You further acknowledge and agree that the Severance Benefits described in paragraph 3 above represent amounts which are not otherwise owed to you by the Company and are paid in consideration for this release of claims. You and the Company each expressly waive any claims against each other and release each other (including, to the fullest extent applicable, their respective officers, directors, stockholders, managers, agents, attorneys, family members and representatives from any claim, duty, obligation or cause of action relating to any matters of any kind, whether known or unknown, suspected or unsuspected, that you or the Company may possess arising from any omissions, acts or facts that have occurred up until and including the date you sign this Letter Agreement under any and all applicable state and federal laws including, without limitation:

     (i) any and all claims relating to or arising from your employment relationship with the Company and termination of that relationship;

     (ii) any and all claims relating to, or arising from, your right to purchase, or actual purchase of shares of stock of the Company other than as described above in Paragraph 4 of this Letter Agreement;

     (iii) any and all claims for wrongful discharge of employment; wrongful discharge in violation of public policy; breach of contract, both express and implied; breach of a covenant of good faith and fair dealing, both express and implied; negligent or intentional infliction of emotional distress; negligent or intentional misrepresentation; negligent or intentional interference with contract or prospective economic advantage; and defamation;

     (iv) any and all claims for violation of any federal, state or municipal statute, including, but not limited to, Title VII of the Civil Rights Act of 1964, as amended, Americans with Disabilities Act, as amended, the Fair Labor Standards Act, the Family Medical

Leave Act, the Equal Pay Act, Pregnancy Discrimination Act and the California Fair Employment and Housing Act, as amended and any and all claims arising out of any other laws and regulations relating to employment or employment discrimination, pregnancy, harassment and/or retaliation; and

     (v) any and all claims for attorney's fees and costs.

     You and the Company agree that the release set forth in this Paragraph 5(a) of this Letter Agreement will be and remain in effect in all respects as a complete and general release as to the matters released. This release does not extend to any obligations incurred under this Letter Agreement.

     (b) You acknowledge and agree that as of the Separation Date, you will have no right, title or interest in or to any shares of the Company's capital stock under the agreements referenced herein or any other document, instrument or arrangement (written or verbal) with the Company other than as described in Paragraph 4 above.

     (c) Except as otherwise provided above in Paragraph 3, you acknowledge and agree that you will not be entitled to participate in any of the Company's benefit plans or programs offered to employees of the Company, including, but not limited to, any accrual of vacation or paid time off, after the Separation Date, other than your right to distribution of any amounts allocated to you under the Company's 401(k) plan.

     (d) You and Company agree that your rights to indemnification under the Company's Articles, Bylaws or under any written indemnification agreement with the Company are not affected by this letter or release and remain in full force and effect in accordance with said agreement.

     6. Acknowledgment of Waiver of Claims under ADEA. In consideration of the sum of $1,000.00 which is a part of the Severance Benefits paid to you, you acknowledge that you are waiving and releasing any rights you may have to any claim of age discrimination, including but not limited to claims under the Age Discrimination Act of 1967, as amended ("ADEA") and that this waiver and release is knowing and voluntary. You and the Company agree that this waiver and release does not apply to any rights or claims that may arise under ADEA after the date you sign this Letter Agreement. You acknowledge that the consideration given for the waiver and release set forth in this Letter Agreement is in addition to anything of value to which you were already entitled. You further acknowledge that you have been provided with a notice as required by the Older Workers Benefit Protection Act of 1990 that contains information about the job titles and ages of other individuals in your organizational unit and designating whether or not such individuals have been offered termination incentives in connection with the reorganization of your organizational unit and the elimination of positions therein. You further acknowledge that you have been advised by this writing that (a) you should consult with an attorney prior to executing this Letter Agreement; (b) you have 45 days after receipt of this Letter Agreement within which to review and consider this Letter Agreement, discuss it with an attorney of your own choosing, and decide to execute or not execute it. If you sign this agreement before expiration of the 45 days, you are doing so in express waiver of his/her right to exercise such review period; (c) you have 7 days following your execution of this Agreement in which to revoke this Letter Agreement (the "Revocation Period"); and (d) this Letter Agreement shall not be effective until the Revocation Period has expired (upon such expiration, the "Effective Date") and then only if you have not revoked it. You acknowledge that in order to revoke this Letter Agreement you must deliver to Marina Rekhlis Ring, within 7 days after having executed this Letter Agreement, a letter stating that you are revoking it.

     8. Civil Code Section 1542. You and the Company ("we") each represent to the other that we are not aware of any claim by either of us other than the claims that are released by Paragraph 6 of this Letter Agreement. We each acknowledge that we are familiar with the provisions of California Civil Code
Section 1542, which provides as follows:

     A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR.

     We, each being aware of such code section, agree to waive any rights we may have there under, as well as under any other statute or common law principles of similar effect.

     9. Nondisclosure of Confidential and Proprietary Information. You acknowledge and agree to continue to maintain the confidentiality of all confidential and proprietary information of the Company as provided by the Confidential Information and Invention Assignment Agreement previously entered into between you and the Company in connection with your employment with the Company (the "Confidentiality Agreement"), which remains in full force and effect following the date hereof in accordance with its terms. You agree that as of the Separation Date, you will return all of the Company's property in your possession.

     10. Confidentiality. You agree to keep the fact, terms, conditions and contents of this Letter Agreement completely confidential and will not publicize or disclose the fact, terms, conditions or contents of this Letter Agreement to any person, unless required by law, regulation or court order. You may, however, disclose the terms of this Letter Agreement to your attorney, your tax advisor and/or accountant, as necessary.

     11. Resignation. In consideration for the Severance Benefits, you agree to resign from your positions of Chief Financial Officer, Chief Operating Officer and Assistant Secretary with the Company and your appointment as Vice President and Secretary of UVN Holdings, Inc. and Director of Golden Retriever Systems, LLC. This resignation is effective immediately.

     12. Voluntary Execution of Agreement. You acknowledge that this Letter Agreement is executed by you voluntarily, with the full intent of releasing all claims against the Company and without any duress or undue influence. You acknowledge that this Letter Agreement sets forth the entire agreement between you and the Company with respect to the termination of your relationship with the Company and supercedes any prior representations or agreements, whether written or oral, with respect to your relationship with the Company (other than the Confidentiality Agreement, which will remain in force), and that the agreements set forth in this Letter Agreement may not be modified or amended except by a written agreement, signed by the Company and by you. You further acknowledge that (i) you have read this entire Letter Agreement, (ii) you understand the terms and consequences of this Letter Agreement and of the releases it contains, and you have been advised that you may seek legal representation with respect to the matters contained in this Letter Agreement; and (iii) you are fully aware of the legal and binding effect of this Letter Agreement. This Letter Agreement shall be effective as of the date signed by you.

                                                NETCENTIVES INC.


                                                By: __________________________

                                                Title: _________________________

AGREED AND ACKNOWLEDGED:

My agreement with the above terms is acknowledged by my signature below. Furthermore, I acknowledge that I have had 45 days to review this agreement and if I am signing it before expiration of that review period, I am doing so in express waiver of my right to exercise such review period, I have been provided with a notice as required by the Older Workers Benefit Protection Act of 1990 that contains information about the job titles and ages of other individuals in your organizational unit and designating whether or not such individuals have been offered termination incentives in connection with the reorganization of your organizational unit and the elimination of positions therein and I have read and understand the foregoing Letter Agreement and that I sign this release of all claims voluntarily, with full appreciation that I am forever foreclosed from pursuing any of the rights I have waived.


-------------------------------
John F. Longinotti

Dated: _________________________

                                  Attachment A

                  Older Workers Benefit Protection Act of 1990
                                     Notice

     As required by the Older Workers Benefit Protection Act of 1990, this notice contains information about the individuals who have been selected for layoff on account of reorganization of Netcentives and elimination of positions therein, including the job titles and ages of the employees designated to be laid off and offered severance benefits, and the job titles and ages of the employees who have not been designated to be laid off and offered severance benefits.

------------  ----------    -------------------------  -------------------------
Job title       Age          Selected for Layoff         Not Selected for Layoff
------------  ----------    -------------------------  -------------------------


------------  ----------    -------------------------  -------------------------

                                    Attached

Exhibit 10.4

                                                                       EXECUTION



                                  Confidential

    AMENDEDMENT TO INTERACTIVE MARKETING AND SOFTWARE DISTRUBUTION AGREEMENT

     This Amendment (the "Amendment") to Interactive Marketing and Software Distribution Agreement is made and entered into as of June 5, 2001 (the " Amendment Effective Date"), by and between America Online, Inc., a Delaware Corporation with offices at 22000 AOL Way, Dulles, Virginia 20166 (hereinafter referred to as "AOL"), and Netcentives, Inc., a Delaware corporation, with principal offices at 475 Brannan Street, San Francisco, California 94107 (hereinafter referred to as "Netcentives"). AOL and Netcentives may each be referred to individually as a "Party" and collectively as the "Parties".
Capitalized terms used herein and not defined shall have the definitions ascribed to them in the IMSDA (as defined below).

                                     Terms

     WHEREAS, AOL and Netcentives are parties to that certain Interactive Marketing and Software Distribution Agreement dated as of January 28, 2000 (the "IMSDA").

     WHEREAS, the Parties desire to modify the IMSDA, pursuant to Section 11 thereof, as described in this Amendment.

     NOW, THEREFORE, for and in consideration of the mutual covenants and agreements contained in this Amendment and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, AOL and Netcentives, intending to be legally bound, hereby agree as follows:

I. Amendments. AOL and Netcentives agree that the IMSDA is hereby amended as follows:

A.   Agreement.

     (i)  Section 1 of the body of IMSDA is hereby deleted in its entirety.

B.   Exhibit A: Terms of Strategic Relationship.

     (i) The last sentence of the definition of "AOL Properties" is hereby deleted in its entirety.

     (ii) The definition of "ICQ ClickRewards Program" is hereby deleted in its entirety and replaced with the following:

          "ICQ Click Rewards Program. The co-branded, customized, cul-de-sac website version of the Click Rewards Program, currently being offered on the ICQ Service and as such program may be offered by ICQ in ICQ's sole discretion." (iii) All references to the "Supplemental Agreements" are hereby deleted in their entireties.

     (iv) All references to the "Marketing Consulting Services" are hereby deleted in their entireties.

     (v) Part 1, Section 2 of Exhibit A is hereby deleted in its entirety and replaced with the following:

          "During the period (the "Promo Period") commencing on the Amendment Effective Date and ending on June 30, 2001 ("Promo Stop Date"),

          AOL shall provide Netcentives with the promotions for ICQ ClickRewards, ClickRewards and/or Netcentives as described on Exhibit D hereto (the "Promotions"). AOL reserves the right to redesign or modify the organization, structure, "look and feel," navigation and other elements of the AOL Network at any time. In the event such modifications materially and adversely affect any specific Promotion, or if AOL is unable to deliver any particular Promotion for any other reason, AOL will work with Netcentives to provide Netcentives, as its sole remedy, a comparable promotional placement. AOL also shall have the right to substitute other promotional placements (of comparable overall value) on the AOL Network for any or all of the promotional placements set forth on Exhibit D. Furthermore, in the event there is (or will be in AOL's reasonable judgment) a shortfall in the number of impressions delivered to Netcentives as of the end of the Promo Stop Date ("Shortfall"), AOL shall provide Netcentives, as its sole remedy, ***. The Promotions shall link only to the Affiliated Program Site, www.clickrewards.com, or www.netcentives.com and shall promote only the ICQ ClickRewards Program, the ClickRewards Program and/or Netcentives. The specific content to be contained within the Promotions (the "Promo Content") shall be determined by Netcentives, subject to AOL's technical limitations, the terms of the IMSDA (as amended hereby) and AOL's then -generally applicable policies relating to advertising and promotions (as consistently applied to similarly situated third parties). If Netcentives fails to provide to AOL Promo Content which complies with the terms of the IMSDA (as amended hereby) for any specific Promotion at least three (3) business days prior to the date on which such Promotion is scheduled to begin, all impressions to the relevant advertising inventory from and after the scheduled start date shall count toward the total number of impressions to be delivered by AOL, notwithstanding AOL's inability to display the Promotion for Netcentives. Notwithstanding anything to the contrary contained in this Agreement, (a) *** and (b) ***.

          (vi) Part 1, Section 3 is hereby deleted in its entirety.

          (vii) Part 2, Sections 4 and 5 are hereby deleted in their entireties.

          (viii) Part 3, Section 6 of Exhibit A is hereby deleted in its entirety and replaced with the following:

          "License Fee. AOL shall pay Netcentives a one-time license fee of *** ("License Fee"), which License Fee shall be paid as follows:

          (a) As promptly as possible but in no event later than ten (10) calendar days following the Amendment Effective Date (and in no instance later than June 30, 2001), AOL shall pay Netcentives the sum of *** by wire transfer (in accordance with wire instructions to be provided by Netcentives); and

          (b) AOL shall pay Netcentives the sum of *** by wire transfer no later than July 10, 2001."

     (ix) Netcentives acknowledges and agrees that AOL shall have no further *** under the IMSDA, as amended hereby, during the Term. Any additional payments by AOL to Netcentives for Transactions Netcentives processes at AOL's request (or for Optional Services or

*** CERTAIN INFORMATION ON THIS PAGE HAS BEEN OMITTED AND FILED SEPARATELY WITH THE COMMISSION. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED WITH RESPECT TO THE OMITTED PORTIONS.

          other services or products requested by AOL from Netcentives) shall be in addition to the License Fee, and shall be subject to the terms of Sections III and IV hereof. The Parties acknowledge and agree that (i) AOL has paid Netcentives a total of *** to date under the IMSDA, (ii) all amounts paid to date by either Party to the other Party, as called for by the IMSDA, shall be retained by such Party receiving any such payments and, (iii) with the exception of the License Fee, as of the Amendment Effective Date, no further minimum payment obligations are due under the IMSDA as amended hereby during the Term. Netcentives shall have no obligation to provide New Services to AOL unless and until AOL provides thirty (30) days advance written notice requesting such services; except with respect to the Transition Services and as otherwise set forth in this Amendment or as otherwise agreed to by the Parties in writing. "New Services" means any Netcentives' services or Licensed Products which Netcentives either has (i) not previously provided to AOL or (ii) ceased providing to AOL as expressly required by this Amendment or as otherwise requested by AOL in writing.

     (x)  Part 3, Sections 8 and 9 are hereby deleted in their entireties.

     (xi) Part 4, Section 10 is hereby deleted in its entirety and replaced with the following:

          "AOL shall have the right (but not the obligation) to transition to Netcentives all or a portion of the Bank Operations associated with all then-existing rewards points in the AOL Rewards Program on terms to be negotiated and mutually agreed to by the Parties." (xii) Part 5, Sections 11(b), (e) and (i) are hereby deleted in their entireties.

     (xiii) Part 5, Sections 11(c)(ii), (iv) and (vi) are hereby deleted in their entireties.

     (xiv)Part 5, Section 11(h) is amended such that the Parties agree that any API Support provided by Netcentives to AOL will be performed under Netcentives' standard terms and conditions, on a time and materials basis, subject to Section IV, below; provided, however, that notwithstanding the foregoing, AOL shall not be obligated to pay
          Netcentives for any such API Support reasonably requested by AOL during the "Wind-Down Period" (as defined in Section III below).

     (xv) Part 6, Section 12 is hereby deleted in its entirety.

     (xvi) Part 7, Section 13(a)(i) is hereby deleted in its entirety.

     (xvii) Part 7, Section 13(a)(ii) is hereby deleted in its entirety.

     (xviii) Part 7, Section 13(a)(iii) is hereby deleted in its entirety and replaced with the following:

          "Development of Proprietary Loyalty Network Infrastructure by AOL; Implementation of Complementary Functionality. For the avoidance of

*** CERTAIN INFORMATION ON THIS PAGE HAS BEEN OMITTED AND FILED SEPARATELY WITH THE COMMISSION. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED WITH RESPECT TO THE OMITTED PORTIONS.

          doubt, nothing in this Agreement shall prevent AOL or any of its affiliates from developing a proprietary Rewards Program or loyalty network infrastructure ("Proprietary Infrastructure") during the Term, provided, that neither AOL nor any AOL affiliate shall develop such Proprietary Infrastructure using the Source Code or Confidential Information of Netcentives."

     (xix)Part 7, Sections 13(a)(iv)(b), 13)(a)(iv)(c), 14 and 15 are hereby deleted in their entireties.

     (xx) Part 8, Section 16 is hereby deleted in its entirety.

     (xxi)Part 9, Sections 17 (except for the introductory clause: "The term of the Agreement shall be 3 years (the "Initial Term").), 18, 28, 29 and 35 are hereby deleted in their entireties.

     (xxii) Part 9, Sections 24 and 26 shall be deleted and of no further effect following the expiration of the Wind-Down Period (as defined in Section III below).

     (xxiii) Part 9, Section 30 is amended to include the following provision at the end of the Section:

          AOL and NCNT will cooperate to issue a joint press release as to this Amendment promptly following the Amendment Effective Date, the text of which shall be mutually agreed to in writing by the Parties prior to such release. The Parties also agree to cooperate in preparing a mutually acceptable notification to be sent to ICQ members and/or ICQ ClcikRewards Members (as determined by ICQ in its sole discretion) regarding this Amendment.

     (xxiv) Part 9, Section 32 is hereby deleted in its entirety and replaced with the following:


          "To the extent that, after the Amendment Effective Date, AOL makes use of the Licensed Products, Netcentives marketing or consulting services and/or any other Netcentives products or services (the use of any of which shall be at AOL's sole discretion), Netcentives will maintain complete, clear and accurate records of all expenses, revenues and fees in connection with the performance of the IMSDA (as amended hereby). Netcentives will provide AOL with standard reports regarding the ICQ ClickRewards Program and any Customized ClickRewards Program. ***. For the sole purpose of ensuring compliance with AOL's obligations under this Agreement, Netcentives shall have the right to receive from AOL reports regarding AOL's performance, which reports shall be substantially similar to those provided to similarly situated partners."

     (xxv) Part 11 is hereby deleted in its entirety.

II. License. The Parties acknowledge and agree that during the remainder of the Term, AOL and its affiliates shall be entitled (but shall have no obligation), to exercise any of the rights granted to AOL

*** CERTAIN INFORMATION ON THIS PAGE HAS BEEN OMITTED AND FILED SEPARATELY WITH THE COMMISSION. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED WITH RESPECT TO THE OMITTED PORTIONS.

     by Netcentives  under the License,  specifically  as those rights relate to use of ***, solely in connection with the AOL Network. For purposes of clarity and to the extent that AOL processes any Transactions, through the Loyalty Network Infrastructure and/or utilizes Reward Program Network Services (either or both of which AOL shall have the right to request in its sole discretion), AOL shall only be required to pay Netcentives the applicable Transaction Fees set forth in Part 3, Section 7 of the IMSDA and/or other fees (as applicable) related to such Reward Program Network Services, subject to the terms of Sections III and IV below and in accordance with Netcentives' then generally applicable terms and conditions.

III. Transition Assistance. The Parties acknowledge and agree that during the Wind-Down Period Netcentives shall, as reasonably requested by AOL/ICQ (e.g., in terms of scope, nature and delivery time), (a) continue to support the ICQ ClickRewards Program to wind-down the ICQ ClickRewards Program, and (b) provide AOL with the technical assistance reasonably necessary to transition (to the extent applicable) the AOL Rewards Program (specifically the AOL AAdvantage Program) using the Loyalty Network
     Infrastructure (or any portion thereof) to another loyalty network infrastructure (the services referenced in clauses (a) and (b) above, collectively referred to herein as the "Transition Services"), provided that Netcentives shall not be required to create or build a new loyalty network infrastructure (in whole or in part) for AOL as part of such Transition Services. Notwithstanding anything contained in this Amendment or the IMSDA to the contrary, Netcentives shall provide the Transition Services to AOL at no cost. "Wind-Down Period" means the period commencing on the Amendment Effective Date and ending no later than June 30, 2001.

IV. ***. During the Term, Netcentives agrees that it shall not: (i) *** and (c) under substantially similar terms and conditions.

V. [Restrictions on the Sales of Shares. The Parties acknowledge and agree that, pursuant to that certain Stock Purchase Agreement dated as of March 31, 2000 (the "Stock Purchase Agreement"), by and between Netcentives and AOL, Netcentives has issued and delivered the Common Stock to AOL as called for in Part 1, Section 1 of the IMSDA. Notwithstanding anything contained in the IMSDA to the contrary, AOL hereby agrees that for a period beginning on the Amendment Effective Date and ending on the six (6) month anniversary of the Amendment Effective Date, AOL will not sell or otherwise dispose of any of the Common Stock without the prior written consent of Netcentives, provided that the foregoing restriction shall not apply with respect to any sale or disposition to an affiliate of AOL who agrees to be bound by this
     Section V. Other than as expressly amended by this Section V, the Stock Purchase Agreement shall remain in full force and effect.]

VI. Release. Each Party, effective upon the Amendment Effective Date, hereby releases and discharges each other Party and each of their respective affiliates, and each of their respective agents, officers, directors, shareholders, employees, attorneys and representatives, as well as their respective successors and assigns, from all actions, causes of action, suits, claims, damages, losses, liabilities, and demands whatsoever, of whatever kind or nature, in contract or in tort, in law or equity, pursuant to federal, state or local statute, rule, ordinance or regulation, known or unknown, vested or contingent, matured or unmatured, disputed or undisputed, which the Party or any party claiming by or through the Party, ever had, or now has, for, upon or by reason of any breach of the IMSDA, from the beginning of the world until the Amendment Effective Date; provided that any claim for indemnification that a Party may have pursuant to Part 9, Section 19 of the IMSDA shall not be released hereby.

*** CERTAIN INFORMATION ON THIS PAGE HAS BEEN OMITTED AND FILED SEPARATELY WITH THE COMMISSION. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED WITH RESPECT TO THE OMITTED PORTIONS.

VII. Other Matters. For the avoidance of doubt, the Parties acknowledge and agree that this Amendment shall in no way modify, amend, or affect that certain ClickRewards Merchant Promotion Agreement dated March 16, 2001, by and between Netcentives and DMS, Inc. (an AOL wholly-owned subsidiary). Netcentives agrees and acknowledges that it will continue to support the aforementioned ClickRewards Merchant Promotion Agreement in all material terms and conditions and using its standard business practices (including, without limitation, support of any Opinion Place survey respondents generated through the ICQ Click Rewards Program (e.g., ensuring that such respondents are able to redeem ClickMiles earned via ICQ Click Rewards on the ClickRewards website). Netcentives shall provide all ICQ ClickRewards Users with redemption options which are comparable in all material respects to such redemption options currently available through the ICQ ClickRewards Program. Furthermore and for purposes of clarity, all ClickMiles issued to ICQ ClickRewards Users are redeemable in the same fashion and manner as all other existing ClickMiles in circulation in relation to the program located at www.clickrewards.com. After the Amendment Effective Date, the Parties will use good faith efforts to enter into discussions regarding other potential business relationships between the Parties with respect to matters not contemplated by the IMSDA, as amended hereby.

VIII. Miscellaneous.

     (A) This Amendment is supplementary to and modifies the IMSDA. The terms of this Amendment supersede provisions of the IMSDA only to the extent expressly provided herein. However, nothing contained in this Amendment should be interpreted as invalidating the IMSDA and provisions of the IMSDA as modified by this Amendment will continue to govern relations between the Parties.

     (B) This Amendment shall inure to the benefit of and be binding upon each of the Parties hereto and their respective successors and permitted assigns.

     (C) This Amendment may be executed in counterparts and may be executed by facsimile signature. All counterparts shall collectively constitute one and the same Amendment.

     (D) The terms and conditions contained in the IMSDA as modified by this Amendment constitute the entire agreement among the Parties relating to the subject matter hereof and shall supersede all previous agreements and communications between the Parties with respect to the subject matter of this Amendment and. No Party has entered into this Amendment in reliance upon any representation, warranty, covenant or undertaking of any other Party that is not set out or referred to in this Amendment. AOL and Netcentives each acknowledges that the provisions of this Amendment were negotiated to reflect an informed, voluntary allocation between them of all risks (both known and unknown) associated with the transactions contemplated hereunder.



          [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the Parties hereto have executed this Amendment to Interactive Marketing and Software Distribution Agreement to be effective for all purposes as of the Amendment Effective Date.



AMERICA ONLINE, INC.                           NETCENTIVES, INC.


By:                                         By:
       --------------------------            -------------------------------
Name:                                       Name:
       --------------------------            -------------------------------
Title:                                      Title:
       --------------------------            -------------------------------
Date:                                       Date:
       --------------------------            -------------------------------

                                    EXHIBIT D

                                AOL CARRIAGE PLAN